Form 10-K
period 2004-12-31
CALENERGY OPERATING CORP; NIGUEL ENERGY CO; SALTON SEA FUNDING CORP; SALTON SEA BRINE PROCESSING L P; SALTON SEA POWER GENERATION L P; FISH LAKE POWER LLC; SALTON SEA ROYALTY LLC; VULCAN POWER CO /NV; VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO
filed 2005-03-01
CIK 1087421, 1087460, 949149, 949256, 949258, 949260, 949262, 949462, 1017939, 1017941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

Commission File No. 33-95538

SALTON SEA FUNDING CORPORATION
(Exact name of registrant as specified in its charter)

	Delaware	47-0790493
	(State of Incorporation)	(IRS Employer Identification No.)

Salton Sea Brine Processing, L.P.	California	33-0601721
Salton Sea Power Generation L.P.	California	33-0567411
Fish Lake Power LLC	Delaware	33-0453364
Vulcan Power Company	Nevada	95-2636765
CalEnergy Operating Corporation	Delaware	33-0268085
Salton Sea Royalty LLC	Delaware	47-0790492
VPC Geothermal LLC	Delaware	91-1244270
San Felipe Energy Company	California	33-0315787
Conejo Energy Company	California	33-0268500
Niguel Energy Company	California	33-0268502
Vulcan/BN Geothermal Power Company	Nevada	95-3992087
Leathers, L.P.	California	33-0305342
Del Ranch, L.P.	California	33-0278290
Elmore, L.P.	California	33-0278294
Salton Sea Power L.L.C.	Delaware	47-0810713
CalEnergy Minerals LLC	Delaware	47-0810718
CE Turbo LLC	Delaware	47-0812159
CE Salton Sea Inc.	Delaware	47-0810711
Salton Sea Minerals Corp.	Delaware	47-0811261

302 S. 36th Street, Suite 400 Omaha, Nebraska	68131
(Address of principal executive offices of	(Zip Code of
Salton Sea Funding Corporation)	Salton Sea Funding Corporation)

(402) 341-4500
Salton Sea Funding Corporation's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. 100 shares of common stock were outstanding on February 25, 2005.

PART I

Disclosure Regarding Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast," and similar terms. These statements represent Salton Sea Funding Corporation’s intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside Salton Sea Funding Corporation’s control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	general economic and business conditions in the jurisdictions in which Salton Sea Funding Corporation’s facilities are located;
•	the financial condition and creditworthiness of our significant customers and suppliers;
•	governmental, statutory, regulatory or administrative initiatives or ratemaking actions affecting Salton Sea Funding Corporation or the power generation industries;
•	weather effects on sales and revenue;
•	general industry trends;
•	increased competition in the power generation industry;
•	fuel and power prices and availability;
•	changes in business strategy, development plans or customer or vendor relationships;
•	availability of qualified personnel;
•	unscheduled outages or repairs;
•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB"), the Securities and Exchange Commission (‘‘SEC’’) and similar entities with regulatory oversight;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargos and other catastrophic events; and
•	other business or investment considerations that may be disclosed from time to time in SEC filings or in other publicly disseminated written documents.

Salton Sea Funding Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

In this Annual Report references to kW means kilowatts, MW means megawatts, kWh means kilowatt hours, MWh means megawatt hours, and NMW means net megawatts.

Item 1.    Business.

General

Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of CE Generation, LLC ("CE Generation"), is a Delaware corporation formed for the sole purpose of issuing securities in its individual capacity as principal and as agent acting on behalf of the Guarantors (as defined below). The principal executive office of the Funding Corporation is located at 302 South 36th Street, Suite 400A, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500.

CE Generation owns all of the capital stock of Magma Power Company ("Magma"), which owns all of the outstanding capital stock of Funding Corporation. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States of America utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 769 MW of electrical generating capacity in power plants in operation in the United States of America, which have an aggregate net capacity of 829 MW (including its interests in the Salton Sea Projects and the Partnership Projects as defined below).

All of the outstanding stock of Magma was contributed by MidAmerican Energy Holdings Company ("MEHC") to CE Generation in February 1999. In March 1999, MEHC sold a 50% interest in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

Magma directly or indirectly owns all of the capital stock of or partnership interests in the Funding Corporation and the Guarantors, except for CalEnergy Minerals LLC ("CalEnergy Minerals") and Salton Sea Minerals Corp., which are owned by MEHC. The Guarantors are comprised of the Salton Sea Guarantors, the Partnership Guarantors, and the Royalty Guarantor (collectively, the "Guarantors").

The Salton Sea Guarantors consist of Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P. ("SSPG"), Salton Sea Power L.L.C. ("Salton Sea Power"), and Fish Lake Power LLC ("Fish Lake"), which own five operating geothermal power plants located in Imperial Valley, California known as Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project, (collectively, the "Salton Sea Projects"), and CE Salton Sea Inc. (together with the Salton Sea Projects, the "Salton Sea Guarantors").

The Partnership Guarantors consist of the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch"), and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, (collectively, the "Partnership Projects" and, together with the Salton Sea Projects, the "Imperial Valley Projects"); CalEnergy Minerals, which installed facilities near the Imperial Valley Projects that were intended to recover zinc from the geothermal brine through and ion exchange, solvent extraction, electrowinning and casting process (the "Zinc Recovery Project"); CalEnergy Operating Corporation ("CEOC"), Vulcan Power Company ("VPC"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG") Salton Sea Minerals Corp. and CE Salton Sea Inc. (collectively, the "Partnership Guarantors"). VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC and Niguel, San Felipe and Conejo, collectively own 90% partnership interests in Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corp. owns CalEnergy Minerals.

Magma owns the remaining 10% interest in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma’s special distributions equal to 4.5% of total energy revenue from the Leathers Project.

Salton Sea Royalty LLC (the "Royalty Company") is the Royalty Guarantor. The Royalty Company received an assignment of certain fees and royalties ("Royalties") paid by three Partnership Projects: the Elmore, Leathers, and Del Ranch Projects.

CEOC currently operates the Imperial Valley Projects. Affiliates of Magma control, through a variety of fee, leasehold, and royalty interests, rights to geothermal resources for power production in the Salton Sea Known Geothermal Resource Area ("SSKGRA"). Funding Corporation believes that such resources will be sufficient to operate the Imperial Valley Projects at contract capacity under their respective power purchase agreements through the final maturity date of the securities.

The principal executive offices of the Salton Sea Guarantors are located at 302 South 36th Street, Suites 400-B, 400-D, 400-E, 400-K and 400-N, Omaha, Nebraska 68131. The principal executive offices of the Partnership Guarantors is 302 South 36th Street, Suite 400-F, 400-G, 400-I, 400-J, 400-L, 400-M, 400-N, 400-O, 400-P, 400-Q, 400-R, 400-S, 400-T, and 400-U, Omaha, Nebraska 68131. The principal executive office of the Royalty Guarantor is 302 South 36th Street, Suite 400-H, Omaha, Nebraska 68131.

The Projects

Set forth below is a table describing certain characteristics of the Imperial Valley Projects, and the Guarantors' collective interests therein. All the projects are located in the Imperial Valley, California.

	Facility
	Net Capacity	Net MW	Commercial	Agreement	Power
Power Project	(MW) (1)	Owned	Operation	Expiration	Purchaser(2)

Salton Sea Projects:
Salton Sea I	10	10	1987	2017	Edison
Salton Sea II	20	20	1990	2020	Edison
Salton Sea III	50	50	1989	2019	Edison
Salton Sea IV	40	40	1996	2026	Edison
Salton Sea V	49	49	2000	Varies	Various
Total Salton Sea Projects	169	169

Partnership Projects:
Vulcan	34	34	1986	2016	Edison
Elmore	38	34	1989	2018	Edison
Leathers	38	34	1990	2019	Edison
Del Ranch	38	34	1989	2019	Edison
CE Turbo	10	10	2000	Varies	Various
Total Partnership Projects	158	146
Total Imperial Valley Projects	327	315

(1)
Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW Owned indicates current legal ownership.

(2)	The Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects, sell electricity to Southern California Edison Company ("Edison").

Pursuant to a transaction agreement dated January 29, 2003 (the "TransAlta Transaction Agreement"), Salton Sea Power which owns the Salton Sea V Project, and CE Turbo, which owns the CE Turbo Project, began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party.

Additionally, the Salton Sea V and CE Turbo Projects have 33-year contracts, which commenced in July 2000, to sell electricity to CalEnergy Minerals and the Salton Sea V Project has a 10-year contract, which commenced in May 2003, to sell up to 20 MW to the City of Riverside, California ("Riverside").

Effective July 1, 2004, Salton Sea Power and CE Turbo began selling the environmental attributes associated with up to 931,800 MWh to TransAlta Marketing (US) Inc. ("TransAlta Marketing") through December 31, 2008.

Each of the Imperial Valley Projects, excluding the Salton Sea V and the CE Turbo Projects, sells electricity to Edison pursuant to either a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the project subject to the agreement. The power purchase agreements provide capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. Except as described, the price for capacity is fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments under the SO4 Agreements, excluding the Salton Sea IV Project, are based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Edison’s Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison’s Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison’s Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and is 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison’s Avoided Cost of Energy.

For the years ended December 31, 2004, 2003 and 2002, Edison’s Avoided Cost of Energy was 5.9 cents, 5.4 cents and 3.5 cents per kWh, respectively. Estimates of Edison’s Avoided Cost of Energy in the future vary substantially from year-to-year, primarily based on the estimated future cost of gas.

The Imperial Valley Projects, other than the Salton Sea I Project, receive transmission service from the Imperial Irrigation District ("IID"), to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the IID’s cost of service, which was $1.66 per month per kW of service provided for 2004 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, excluding the CE Turbo Project, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V Project and the CE Turbo Project have entered into agreements with similar terms with the IID, which expire in 2030. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the IID.

Salton Sea Projects

The Salton Sea I Project has contracted to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on specified indices for the term of the Salton Sea I PPA and is currently $174.53 per kW-year. The capacity payment was approximately $1.5 million, $1.5 million and $1.1 million in 2004, 2003 and 2002, respectively. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on specified indices. The time period weighted average energy payment for Salton Sea I was 6.3 cents per kWh during 2004.

The Salton Sea II Project has contracted to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. Pursuant to the modified SO4 Agreement, the maximum annual capacity and bonus payments are approximately $3.3 million. Edison was entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

The Salton Sea III Project has contracted to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989 (the "Salton Sea III PPA"). The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW per year. Pursuant to the modified SO4 Agreement, the maximum annual contracted capacity and bonus payments are approximately $9.7 million.

The Salton Sea IV Project has contracted to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement (14 MW) (the "Salton Sea IV PPA"). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2004, 2003 and 2002 were approximately $5.5 million, $3.9 million and $5.5 million, respectively. For deliveries up to 39.6 MW the energy payment is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by the Salton Sea IV Project and is based on an energy payment schedule for 44.4% of the total energy delivered by the Salton Sea IV Project. For deliveries over 39.6 MW, the energy payment is at Edison’s Avoided Cost of Energy. The contract has a 30-year term, but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

On May 20, 2003, Salton Sea Power entered into a power sales agreement with Riverside. Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from the Salton Sea V Project to Riverside at 6.1 cents per kWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013. Pursuant to a 33-year power sales agreement, the Salton Sea V Project sells a portion of its net output to CalEnergy Minerals for the Zinc Recovery Project’s full electrical energy requirements. The agreement provides for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. The Salton Sea V Project sells its remaining output to TransAlta under the TransAlta Transaction Agreement.

Commencing March 27, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V Project and CE Turbo Project to El Paso Merchant Energy Company ("EPME") based on percentages of the Dow Jones SP-15 Index. On February 11, 2003, Salton Sea Power and CE Turbo ceased selling power to EPME. Pursuant to the TransAlta Transaction Agreement, Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Marketing at a market price per Green Tag. Sales under this agreement commenced in July 2004.

Partnership Projects

The Vulcan Project has contracted to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $5.5 million.

The Elmore Project has contracted to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project has contracted to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.5 million.

The Del Ranch Project has contracted to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project sells its available power under the TransAlta Transaction Agreement.

Zinc Recovery Project and Minerals Assets

The Guarantors' long-lived assets include rights to commercial quantities of extractable minerals ("Mineral Reserves") from elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and the Zinc Recovery Project.

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. In connection with ceasing operations, the Zinc Recovery Project’s assets are being dismantled and sold, and certain employees of the operator of the Zinc Recovery Project have been paid one-time termination benefits. Implementation of a disposal plan began in September 2004 and is continuing into 2005.

Royalty Projects

The Royalty Guarantor has received an assignment from Magma of certain Royalties received from the Elmore, Leathers and Del Ranch Projects in exchange for the provision to those projects of the rights to use certain geothermal resources. Substantially all of the assigned Royalties are based on a percentage of energy and capacity revenue of the respective projects. Pursuant to the assignment, the Royalty Guarantor is entitled to receive the aggregate percentages of such project's energy and capacity revenue as illustrated in the chart below. The Partnership Guarantors are also entitled to receive Royalties from the Partnership Projects as illustrated in the chart below. Royalties are subject to netting and reduction from time to time to reflect various operating costs, as reflected in the financial statements herein. All such Royalties (other than the various operating costs, as reflected in the financial statements) are payable from revenue which will constitute Partnership Guarantor’s collateral.

	Royalties to be Paid to		Royalties to be Paid to
	Royalty Guarantor		Partnership Guarantors
	% of Energy	% of Capacity	% of Energy	% of Capacity
Project	Revenues	Revenues	Revenues	Revenues

Del Ranch	23.33	1.00	5.67	3.00
Elmore	23.33	1.00	5.67	3.00
Leathers	21.50	0.00	7.50	3.00
Vulcan	0.00	0.00	4.17	0.00

Reliance on Single Utility Customer

Each of the Vulcan, Elmore, Leathers, Del Ranch, and Salton Sea I-IV Projects relies on an agreement with Edison to generate 100% of its operating revenue. The payments (excluding those for power sales from March 22 through June 22, 2001) under these agreements have constituted 100% of the operating revenue of each Project since its inception, and may do so for the life of the securities. Any material failure of Edison to fulfill its contractual obligations under the power purchase agreements could have a material adverse effect on the ability of the Funding Corporation to pay principal of and interest on its Senior Secured Notes and Bonds (the "Securities").

Uncertainties Relating to Exploration and Development of Geothermal Energy Resources

Geothermal exploration, development and operations are subject to uncertainties, which vary among different geothermal reservoirs and are similar to those typically associated with oil and gas exploration and development, including dry holes and uncontrolled releases. Because of the geological complexities of geothermal reservoirs, the geographic area and sustainable output of geothermal reservoirs can only be estimated and cannot be definitively established. There is, accordingly, a risk of an unexpected decline in the capacity of geothermal wells and a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired.

In addition, both the cost of operations and the operating performance of geothermal power plants may be adversely affected by a variety of operating factors. Production and injection wells can require frequent maintenance or replacement. Corrosion caused by high-temperature and high-salinity geothermal fluids may require the replacement or repair of certain equipment, vessels or pipelines. New production and injection wells may be required for the maintenance of current operating levels, thereby requiring substantial capital expenditures.

Insurance

The Salton Sea Projects and the Partnership Projects currently possess property, business interruption, catastrophic and general liability insurance. Proceeds of insurance received in connection with the Salton Sea Projects will be payable to the Depositary for the account of the Salton Sea Guarantors and will be applied as required under the financing documents. There can be no assurance that such comprehensive insurance coverage will be available in the future at commercially reasonable costs or terms or that the amounts for which the Salton Sea Guarantors and the Partnership Guarantors are or will be insured will cover all potential losses.

Because areas of geothermal activity such as the area in which the Imperial Valley Projects are located are subject to frequent low-level seismic disturbances, and serious seismic disturbances are possible, the power generating plants and other facilities at the Imperial Valley Projects are designed and built to withstand relatively significant levels of seismic disturbance. However, there is no assurance that seismic disturbances of a nature and magnitude so as to cause material damage to the Imperial Valley Projects or gathering systems or a material change in the nature of the geothermal resource will not occur, that insurance with respect to seismic disturbances will be maintained by or on behalf of all of the Imperial Valley Projects, that insurance proceeds will be adequate to cover all potential losses sustained, or that insurance will continue to be available in the future in amounts adequate to insure against such seismic disturbances.

Regulatory and Environmental Matters

The Guarantors are subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production and the drilling and operation of new wells. Such laws and regulations generally require the Guarantors to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Guarantors and the Imperial Valley Projects also remain subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Guarantors and the Imperial Valley Projects which could have an adverse impact on their operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Guarantors and Imperial Valley Projects, which would result in increased compliance costs could have a material adverse effect on the Guarantors' and the Imperial Valley Projects' results of operations.

Employees

Employees necessary for the operation of the Imperial Valley Projects are provided by CEOC. As of December 31, 2004, CEOC employed 214 people. CEOC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, hydrology, volcanology, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, and electric power operation. CEOC employees are not covered by any collective bargaining agreement. CEOC has no material employee disputes.

Item 2.    Properties.

The Funding Corporation’s most significant physical properties are its current interest in operating power facilities and its related real property interests. The Funding Corporation maintains an inventory of approximately 23,000 acres of geothermal property leases in the SSKGRA to support the Imperial Valley Projects. Funding Corporation, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Projects.

Lessors and royalty holders are generally paid a monthly or annual rental payment during the term of the lease or mineral interest, unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act and the regulations promulgated thereunder, and are for a primary term of 10 years, extendible for an additional 5 years if drilling is commenced within the primary term and is diligently pursued for two successive 5-year periods upon certain conditions set forth in the regulations. A secondary term of up to 40 years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.

Item 3.    Legal Proceedings.

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV PPA totaling $2.5 million. SSPG, with Fish Lake, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance of doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a settlement agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance for doubtful accounts was released and the associated receivable was written off.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea III PPA totaling $0.8 million. SSPG, owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts for the full amount of this receivable. Pursuant to a letter agreement dated December 2, 2004, Edison made a settlement payment of $0.6 million on December 13, 2004. Consequently, in December 2004, the allowance for doubtful accounts was released and the remaining receivable of $0.2 million was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo have not received payment for power sold to EPME under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

On May 25, 2001, CalEnergy Minerals entered into a services agreement for engineering, procurement and construction management services (the "AMEC Agreement") with AMEC E&C Services, Inc. ("AMEC") in connection with the resolution of numerous problems that affected the construction of CalEnergy Minerals’ Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services. CalEnergy Minerals ultimately determined that AMEC did not have the requisite licenses, including a California contractor’s license. AMEC submitted $2.8 million of invoices to CalEnergy Minerals that AMEC claims are due and payable under the AMEC Agreement. Calenergy Minerals filed a lawsuit against AMEC on June 13, 2003 seeking a declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by CalEnergy Minerals to AMEC based on AMEC’s lack of a contractor’s license in California. The lawsuit also included claims by CalEnergy Minerals against AMEC for breach of contract, professional negligence and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed that decision.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

Not applicable.

Item 6.    Selected Financial Data.

The Funding Corporation

The following tables set forth selected financial data of the Funding Corporation. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2004(1)	2003	2002	2001	2000

Statement of Operations Data:
Total revenue	$21,666	$36,586	$39,755	$41,791	$43,718
Net income (loss)	(4,861)	(271)	(125)	(137)	174

Balance Sheet Data:
Total assets	$326,475	$490,415	$570,503	$540,580	$565,375
Senior secured notes and bonds (2)	298,377	463,592	491,678	520,250	543,908
Total stockholder’s equity	10,736	13,653	13,418	13,098	13,235

(1)
2004 net loss includes a $4.4 million long-lived asset impairment charge which represents Funding Corporations 1% equity interest in the non-cash impairment charge related to the decision to cease operations of the Zinc Recovery Project on September 10, 2004. Refer to Note 3 in Item 8. Financial Statements and Supplementary Data - Notes to Financial Statementsæ for additional information.

(2)	Includes current portion.

Salton Sea Guarantors

The following tables set forth selected financial data of the Salton Sea Guarantors. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

Statement of Operations Data:
Total revenue	$105,083	$83,428	$87,893	$113,228	$98,410
Income (loss) from continuing operations	7,698	(37,917)	(33,975)	(9,550)	28,323
Net income (loss)	(83,936)	(37,963)	(33,975)	(9,550)	28,323

Balance Sheet Data:
Total assets	$415,201	$527,439	$584,279	$629,950	$626,543
Senior secured project note(6)	199,238	223,647	246,419	266,899	284,217
Total guarantors’ equity	166,071	250,007	287,970	321,945	331,495

(1)
On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash, impairment charge of $91.4 million has been recorded to write-off the Mineral Reserves. The charge and related activity of the Mineral Reserves are classified separately as discontinued operations. Refer to Note 3 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(2)
2003 net loss includes a $23.3 million impairment of goodwill. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(3)
2002 net loss includes a $21.0 million impairment of goodwill recognized as a cumulative effect of change in accounting principle. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(4)
2001 net loss includes a $15.0 million asset impairment and an $8.7 million loss on a cumulative change in accounting policy. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(5)	The Salton Sea V Project commenced operations in the third quarter of 2000.

(6)	Includes current portion.

Partnership Guarantors

The following tables set forth selected financial data of the Partnership Guarantors. The data should be read in conjunction with the financial statements and related notes, and other financial information appearing elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2004(1)	2003(2)	2002	2001(3)	2000(4)

Statement of Operations Data:
Total revenue	$95,325	$96,166	$96,152	$125,471	$107,608
Income (loss) from continuing operations	4,992	(12,117)	8,799	18,706	29,961
Net income (loss)	(407,997)	(39,698)	(10,828)	16,085	27,180

Balance Sheet Data:
Total assets	$610,951	$988,128	$970,197	$938,342	$921,701
Senior secured project note (5)	98,702	239,100	244,116	248,742	250,650
Total guarantors’ equity	399,860	612,204	601,288	567,579	551,494

(1)
On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash, after-tax impairment charge of $390.0 million has been recorded to write-off the Zinc Recovery Project, Mineral Reserves, and allocated goodwill (collectively, the Mineral Assets). The charge and related activity of the Mineral Assets are classified separately as discontinued operations. Refer to Note 3 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(2)
2003 net loss includes a $21.2 million impairment of goodwill. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(3)
2001 net income includes a $6.9 million loss on a cumulative effect of change in accounting policy. Refer to Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Combined Financial Statements" for additional information.

(4)	CE Turbo commenced operations in the third quarter of 2000.

(5)	Includes current portion.

Royalty Guarantor

The following tables set forth selected financial data of the Royalty Guarantor. The data should be read in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:
Total revenue	$12,046	$12,509	$12,577	$16,882	$14,130
Net income	7,755	8,199	8,171	10,092	7,352

Balance Sheet Data:
Total assets	$99,229	$91,884	$83,991	$79,300	$73,670
Senior secured project note (1)	437	845	1,147	4,607	9,041
Members’ equity	98,789	91,034	82,835	74,664	64,572

(1)	Includes current portion.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the selected consolidated financial data and the financial statements included in Items 6 and 8 herein.

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight the factors that affect the comparability of our operating results, liquidity and capital for the years ended December 31, 2004, 2003 and 2002:

•
On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash, after-tax, impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, has been recorded to write-off the Mineral Assets.

•
On March 1, 2004, Funding Corporation completed the redemption of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds ("Series F Bonds") due on November 30, 2018. Funding Corporation made a demand on MEHC and MEHC performed under that demand in order to fund the redemption.

•
The settlement agreement in regards to the Salton Sea V Project reached in April 2003 with Stone & Webster Inc. ("Stone & Webster") resulted in the receipt of $12.1 million from Stone & Webster. The settlement was recorded as a $7.6 million reduction to operating expenses and a $4.5 million reduction to capital expenditures.

•	The decreased production at the Salton Sea III and IV Projects due to the uncontrollable force events in 2003.
•
The collection of the majority of the amounts in dispute with Edison in 2002, resulting in positive adjustments to allowances for doubtful accounts of $6.0 million and $14.1 million by the Salton Sea Guarantors and Partnership Guarantors, respectively.

•
In June and November 2001, the Imperial Valley Projects, which receive Edison’s Avoided Cost of Energy entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison’s Avoided Cost of Energy. The fixed energy price was 3.25 cents per kWh from December 1, 2001 to April 30, 2002 and increased to 5.37 cents per kWh commencing May 1, 2002 through April 30, 2007.

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. At December 31, 2004, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net MW, respectively. At December 31, 2004, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects. The following operating data represents the aggregate capacity and electricity production of the Salton Sea Projects:

	Years Ended December 31,
	2004	2003	2002

Overall capacity factor	85.8%	70.32%	78.4%
MWh produced	1,269,000	1,037,300	1,156,800
Capacity NMW (weighted average)	168.4	168.4	168.4

The changes in the overall capacity factor and production for the Salton Sea Guarantors are primarily due to the uncontrollable force events at the Salton Sea III and IV Projects and other extended scheduled maintenance outages in 2003. Due to the uncontrollable force events, the Salton Sea IV Project’s 40 MW turbine went out of service on July 10, 2003 and returned to service on September 14, 2003 and Salton Sea III Project’s 50 MW turbine went out of service on October 2, 2003 and returned to service on December 12, 2003.

The following operating data represents the aggregate capacity and electricity production of the Partnership Projects:

	Years Ended December 31,
	2004	2003	2002

Overall capacity factor	97.7%	99.7%	101.5%
MWh produced	1,356,100	1,380,400	1,405,000
Capacity NMW (weighted average)	158.0	158.0	158.0

The changes in production and overall capacity factor for the Partnership Guarantors are due to scheduled maintenance outages.

Results of Operations for the Years Ended December 2004 and 2003

The Funding Corporation's net loss increased to $4.5 million for the year ended December 31, 2004 from $0.3 million for the same period in 2003. The net loss primarily represents the Funding Corporation's 1% equity in earnings of the Guarantors, which includes a non-cash, after-tax impairment charge to write off the Minerals Assets of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, in 2004, and interest income and expense, net of applicable tax.

The Salton Sea Guarantors' operating revenue increased $21.2 million, or 25%, to $105.0 million for the year ended December 31, 2004 from $83.8 million for the same period in 2003. Revenue increased $6.5 million due to higher market prices in 2004 and $14.7 million due to higher production in 2004 resulting from the impact of extended overhauls and the Salton Sea III and IV Projects uncontrollable force events in 2003.

The Salton Sea Guarantors' royalty, operating, general and administrative expenses increased $1.4 million, or 3%, to $54.9 million for year ended December 31, 2004 from $53.5 million for the same period in 2003. The increase was primarily due to the 2003 warranty claim settlement with Stone & Webster, which included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs partially offset by higher maintenance costs in 2003 related to the repairs associated with the Salton Sea III and IV Projects uncontrollable force events.

The Salton Sea Guarantors' depreciation and amortization decreased $0.8 million to $24.7 million for the year ended December 31, 2004 from $25.5 million for the same period in 2003.

The Salton Sea Guarantors' interest expense decreased $1.8 million to $17.0 million for the year ended December 31, 2004 from $18.8 million for the same period in 2003. The decrease was due to reduced indebtedness.

In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Salton Sea Guarantors completed their annual goodwill impairment tests during the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. As a result of these tests, the Salton Sea Guarantors recognized a goodwill impairment of $23.3 million in the fourth quarter of 2003.

The Salton Sea Guarantors’ loss from discontinued operations for the year ended December 31, 2004 was $91.6 million and included a non-cash impairment charge of $91.4 million recognized in connection with ceasing operations of the Zinc Recovery Project. The remaining amounts for each period represent the depreciation of the mineral reserves.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' operating revenue decreased $1.0 million, or 1%, to $94.3 million for the year ended December 31, 2004 from $95.3 million for the same period in 2003. The decrease was due to lower production in 2004.

The Partnership Guarantors' operating expenses increased $4.1 million, or 8%, to $53.8 million for year ended December 31, 2004, from $49.7 million for the same period in 2003 due to increased maintenance in 2004.

The Partnership Guarantors' depreciation and amortization increased $2.2 million to $27.9 million for the year ended December 31, 2004 from $25.7 million for the same period in 2003. The increase is due to increased depreciable asset balances in 2004.

The Partnership Guarantors' interest expense decreased $0.1 million to $8.1 million for the year ended December 31, 2004 from $8.2 million for the same period in 2003. The decrease was due to reduced indebtedness.

The 2004 and 2003 asset impairment reflects the write-off of abandoned equipment and capitalized leases.

In accordance with SFAS 142 the Partnership Guarantors completed their annual goodwill impairment tests during the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. As a result of these tests the Partnership Guarantors recognized a goodwill impairment of $21.2 million in the fourth quarter of 2003.

The Partnership Guarantors' benefit for income tax was $4.2 million for the year ended December 31, 2004 as compared to a provision of $2.0 million for the same period in 2003. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions to the parent company by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Partnership Guarantors’ loss from discontinued operations for the year ended December 31, 2004 increased $385.4 million to $413.0 million from $27.6 million for the same period in 2003. CalEnergy Minerals began the process of disposing of its Zinc Recovery Project in September 2004 and the increase in loss from discontinued operations is mainly due to a non-cash, after-tax impairment charge of $390.0 million recorded during the third quarter of 2004. The remaining amounts for each period represent the operating losses of the Zinc Recovery Project.

The Royalty Guarantor's net income was $7.8 million for the year ended December 31, 2004 as compared to $8.2 million for the same period in 2003. The decrease was due to reduced revenue at the Partnership Guarantors’ projects.

The Royalty Guarantor is a limited liability company. Income taxes are the responsibility of the members and the Royalty Guarantor has no obligation to provide funds to the members for payment of any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Results of Operations for the Years Ended December 2003 and 2002

The Funding Corporation's net loss was not significant for the years ended December 31, 2003 and 2002. The net loss primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' operating revenue decreased $0.4 million to $83.8 million for the year ended December 31, 2003 from $84.2 million for the same period in 2002. The decrease was primarily due to the impact of a $6.0 million adjustment to the Edison allowance for doubtful accounts in 2002 and lower production due to extended overhauls and the Salton Sea III and IV Projects uncontrollable force events in 2003, partially offset by higher average rates in 2003.

The Salton Sea Guarantors’ interest and other income (loss) was $(0.4) million for the year ended December 31, 2003 as compared to $3.7 million in 2002. The 2002 interest income was due primarily to a business interruption insurance recovery for lost revenue at the Salton Sea II Project from an uncontrollable force event

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses decreased $5.7 million, or 10% to $53.5 million for year ended December 31, 2003 from $59.2 million for the same period in 2002. The decrease was primarily due to the second quarter 2003 warranty claim settlement with Stone & Webster, which included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs. The decrease was also due to lower brine pond and legal expenses in 2003, partially offset by repair costs associated with the Salton Sea III and IV Projects uncontrollable force events.

The Salton Sea Guarantors' depreciation and amortization increased $4.3 million to $25.5 million for the year ended December 31, 2003 from $21.2 million for the same period in 2002. The increase was due to a change in salvage value assumptions and higher depreciable asset balances in 2003.

The Salton Sea Guarantors' interest expense decreased $1.6 million to $18.8 million for the year ended December 31, 2003 from $20.4 million for the same period in 2002. The decrease was due to reduced indebtedness.

In accordance with the SFAS 142, the Salton Sea Guarantors completed their annual goodwill impairment tests during the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. As a result of these tests the Salton Sea Guarantors recognized a goodwill impairment of $23.3 million in the fourth quarter of 2003.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' operating revenue increased $0.6 million to $95.3 million for the year ended December 31, 2003 from $94.7 million for the same period in 2002. The impact of a $14.1 million adjustment to the Edison allowance for doubtful accounts in 2002 was mostly offset by higher average rates under the settlement agreement in 2003.

The Partnership Guarantors' operating expenses decreased $6.0 million, or 11%, to $49.7 million for year ended December 31, 2003, from $55.7 million for the same period in 2002 primarily due to lower legal expenses in 2003 as compared to 2002 in connection with the Edison disputes.

The Partnership Guarantors' depreciation and amortization increased $2.6 million to $25.7 million for the year ended December 31, 2003 from $23.1 million for the same period in 2002. The increase was due a change in salvage value assumptions.

The Partnership Guarantors' interest expense, net of capitalized amounts, decreased $1.2 million to $8.2 million for the year ended December 31, 2003 from $9.4 million for the same period in 2002. The decrease was due to reduced indebtedness.

The 2003 asset impairment reflects the write-off of abandoned equipment.

In accordance with the SFAS 142 the Partnership Guarantors completed their annual goodwill impairment tests during the fourth quarter of 2003, primarily using a discounted cash flow methodology as of October 31, 2003. As a result of these tests the Partnership Guarantors recognized a goodwill impairment of $21.2 million in the fourth quarter of 2003.

The Partnership Guarantors' provision for income tax was $2.0 million for the year ended December 31, 2003 as compared to $0.4 million for the same period in 2002. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions to the parent company by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Partnership Guarantors’ loss from discontinued operations for the year ended December 31, 2003 increased $8.0 million to $27.6 million from $19.6 million for the same period in 2002. The increase related to increased costs in 2003 due to the commencement of limited operations in December 2002.

The Royalty Guarantor's net income was $8.2 million for the years ended December 31, 2003 and 2002.

The Royalty Guarantor is a limited liability company. Income taxes are the responsibility of the members and the Royalty Guarantor has no obligation to provide funds to the members for payment of any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Related Party Transactions

Commencing March 27, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V Project and CE Turbo Project to EPME based on percentages of the Dow Jones SP-15 Index. On February 11, 2003, Salton Sea Power and CE Turbo ceased selling available power to EPME. Pursuant to these transaction agreements, sales to EPME totaled $1.2 million and $8.9 million in 2003 and 2002, respectively. As of December 31, 2004 and 2003, there were no accounts receivable balances from EPME.

Pursuant to the TransAlta Transaction Agreement, Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $10.5 million and $9.9 million in 2004 and 2003, respectively. As of December 31, 2004 and 2003, accounts receivable balances from TransAlta were $1.3 million and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale agreement to sell Green Tags associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Marketing at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing commenced in July 2004 and totaled $0.5 million in 2004. As of December 31, 2004, there were no accounts receivable balances from TransAlta Marketing.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo have not received payment for power sold to EPME under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo may provide CalEnergy Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and there were no sales to CalEnegy Minerals from CE Turbo for the years ended December 31, 2004, 2003 and 2002. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances at December 31, 2004 and 2003 from CalEnergy Minerals

On December 31, 2004, in connection with the dismantling and decommissioning of the Zinc Recovery Project, CalEnergy Minerals sold certain equipment to the Imperial Valley Projects. The equipment was sold at a fair market value of approximately $0.4 million, which was paid in January 2005.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of the Series F Bonds. A portion of the proceeds was advanced to CalEnergy Minerals, an indirect wholly owned subsidiary of MEHC, to fund the cost of construction of the Zinc Recovery Project. The direct and indirect owners of the Zinc Recovery Project (the "Zinc Guarantors", which include CalEnergy Minerals and its sole member, Salton Sea Minerals Corp.) are among the guarantors of Funding Corporation debt. In connection with the divestiture of 50% of CE Generation, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service and certain payments on certain senior project notes issued by the Partnership Guarantors securing the Series F Bonds.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its Series F Bonds at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project’s operating losses, capital expenditures and debt service through September 10, 2004, which was the date the Zinc Recovery Project’s operations were ceased. Equity contributions for the years ended December 31, 2004, 2003 and 2002 were $156.8 million $50.6 million and $44.5 million, respectively, and are included in the accompanying combined statements of cash flows as part of net financing activity cash flows from discontinued operations. The 2004 equity contributions include MEHC's $136.4 million funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004 and MEHC’s $20.4 million funding of the Zinc Recovery Project’s operating losses. Additionally, through September 10, 2004, MEHC had funded $41.7 million of the Zinc Recovery Project’s operating losses, which had been recorded as a due to affiliate on the Partnership Guarantors’ combined balance sheet. Due to the cessation of the Zinc Recovery Project’s operations, MEHC does not expect to recover these amounts. As such, the $41.7 million due to affiliate has been reclassified as an equity contribution and is included in total equity contributions of $198.5 million for the year ended December 31, 2004.

Liquidity and Capital Resources

The Salton Sea Guarantors’ only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The Partnership Guarantors’ primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo Project revenue and interest earned on funds on deposit. The Royalty Guarantor’s only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects. Because of the Guarantor’s dependence on Edison, if Edison fails to fulfill its obligations to the projects, it could significantly impair the ability, of the Guarantors, to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

The Salton Sea Guarantors generated cash flows from operations of $30.5 million for the year ended December 31, 2004 compared with $11.4 million for the same period in 2003. Cash flows increased in 2004 due to the impact of the uncontrollable force events at the Salton Sea III and Salton Sea IV Projects in 2003.

The Partnership Guarantors generated cash flows from continuing operations of $37.9 million for the year ended December 31, 2004 compared with $36.7 million for the same period in 2003. The Partnership Guarantors' cash flows used in discontinued operations decreased to $35.0 million for the year ended December 31, 2004 compared with $43.4 million for the same period in 2003. The decrease in cash used in discontinued operations relates to decreased operating expenditures in 2004.

The Royalty Guarantors generated cash flows from operations of $8.8 million for the year ended December 31, 2004 compared with $9.2 million for the same period in 2003.

The Salton Sea Guarantors cash flow used in investing was $4.5 million for the year ended December 31, 2004 compared with $3.8 million for the same period in 2003. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors cash flows used in continuing investing activities was $14.7 million for the year ended December 31, 2004 compared with $17.7 million for the same period in 2003. The Partnership Guarantors' cash flows used in discontinued investing activities decreased to $- for the year ended December 31, 2004 compared with $7.0 million for the same period in 2003. Capital expenditures are the primary component of investing activities.

The Salton Sea Guarantors cash flows used in financing was $26.0 million for the year ended December 31, 2004 compared with $7.6 million for the same period in 2003. Cash flows used in financing reflects scheduled debt repayments and changes in amounts due to affiliates.

The Partnership Guarantors cash flow used in continuing financing activities was $23.3 million for the year ended December 31, 2004 compared with $19.1 million for the same period in 2003. Cash flows used in financing activities from continuing operations reflect changes in amounts due from affiliates and debt repayments. The Partnership Guarantors’ cash flow from discontinued financing activities was $35.0 million for the year ended December 31, 2004 compared with $50.4 million for the same period in 2003. Cash flows generated from financing activities from discontinued operations reflect MEHC's equity contributions to fund the Zinc Recovery Project’s operating losses and capital expenditures, and MEHC's funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004.

The Royalty Guarantor generated cash flows used in financing was $8.8 million for the year ended December 31, 2004 compared with $9.2 million for the same period in 2003. Cash flows used in financing reflects scheduled debt repayments and changes in amounts due from affiliates.

Zinc Recovery Project and Minerals Assets

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash, after-tax impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, has been recorded to write-off the Mineral Assets. The charge and related activity of the Mineral Assets are classified separately as discontinued operations in the respective combined statements of operations for each of the Partnership Guarantors and Salton Sea Guarantors.

In connection with ceasing operations, CalEnergy Minerals has made cash expenditures of approximately $4.1 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. CalEnergy Minerals expects to make additional cash expenditures of pre-tax disposal costs and property taxes of approximately $1.6 million. Substantially all of such costs relate to disposal activities, and the disposal costs are expected to be partially offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is continuing into 2005.

On December 13, 2004, CalEnergy Minerals entered into a project decommissioning contract (the "Decommissioning Contract") and an equipment purchase agreement (the "Equipment Purchase Agreement") with a third party contractor. Under the terms of the Decommissioning Contract, the contractor has agreed to dismantle and remove certain Zinc Recovery Project equipment and other assets on a turnkey, fixed price, date certain basis. Under the terms of the Equipment Purchase Agreement the contractor has agreed to purchase certain Zinc Recovery Project equipment for a guaranteed purchase price of approximately $4.1 million, payable in scheduled installments, the payment of which is secured by a $0.5 million letter of credit that has been issued for the benefit of CalEnergy Minerals. Additionally, any gross proceeds the contractor receives from the sale of such equipment and other assets over approximately $5.7 million will be shared equally with CalEnergy Minerals. CalEnergy Minerals will retain ownership of the remaining Zinc Recovery Project equipment and other assets for potential direct sale to third parties. Under the terms of the Equipment Purchase Agreement and the Decommissioning Contract, CalEnergy Minerals has an option, exercisable no later than October 1, 2005, to sell this retained equipment and other assets to the contractor for approximately $0.1 million and have it removed by the contractor no later than December 31, 2005.

Stone & Webster

The Salton Sea V Project was constructed by Stone & Webster, pursuant to the Salton Sea V Project EPC Contract. On March 7, 2002, Salton Sea Power, the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

The CE Turbo Project was constructed by Stone & Webster, pursuant to the CE Turbo Project EPC Contract. On March 7, 2002, Vulcan, Del Ranch, and CE Turbo, the owners of the CE Turbo Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the CE Turbo Project pursuant to the CE Turbo Project’s EPC Contract. On November 25, 2002, Vulcan, Del Ranch, and CE Turbo entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

Contractual Obligations and Commercial Commitments

The Funding Corporation has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise primarily from long-term debt. Contractual obligations that could make future payments arise primarily from lines of credit and standby letters of credit. The following tables identify material obligations and commitments as of December 31, 2004 (in thousands):

	Payments Due by Period
		<1	2-3	4-5	>5
	Total	Year	Years	Years	Years

Contractual cash obligations-
Long-term debt	$298,377	$28,620	$51,008	$54,275	$164,474
Interest expense	145,059	22,037	38,598	30,339	54,085
Total contractual cash obligations	$443,436	$50,657	$89,606	$84,614	$218,559

Off Balance Sheet Arrangements

The Guarantors do not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on the financial statements.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R") which served to clarify guidance in FIN 46. During the fourth quarter of 2003, the Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Guarantors' financial position, results of operations or cash flows. The Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Guarantors have concluded that it is appropriate to continue to consolidate its power plant projects.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2004 and December 31, 2003, the Guarantors environmental liabilities recorded on the balance sheet were not material.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements for the year ended December 31, 2004 included in this annual report describe the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets, income taxes and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used by management in the preparation of the financial statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Guarantors’ assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Guarantors’ historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets

The Guarantors’ long-lived assets consist primarily of properties, plants, contracts and equipment. Depreciation is computed using the straight-line method based on economic lives. The Guarantors believe the useful lives assigned to the depreciable assets, which generally range from 3 to 30 years, are reasonable.

The Guarantors periodically evaluate long-lived assets, including properties, plants, contracts and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Guarantors expect to recover from the future use of the asset, undiscounted and without interest, including the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset including the asset’s residual value on disposal.

The estimate of cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Guarantors would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the asset, management’s plans, the determination of the useful life of the asset and technology changes in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions.

The provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more than likely not reduce the fair value of the reporting unit below its carrying amount. The Guarantors completed their annual reviews as of October 31, 2004, primarily using a discounted cash flow methodology. Refer to Note 2 of Notes to Combined Financial Statements for both Salton Sea Guarantors and Partnership Guarantors included in "Item 8. Financial Statements and Supplementary Data" for further discussion regarding the results of the annual impairment tests.

Income Taxes

The Guarantors are included in the consolidated income tax returns with their parent and affiliates; however, income taxes are provided on a separate return basis for the Partnership Guarantors. Tax obligations of the Partnership Guarantors will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or related interpretations and uncertainties related to the outcomes of tax audits. Changes in such factors may result in changes to management’s estimates which could require the Partnership Guarantors to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

Contingent Liabilities

The Guarantors establish reserves for estimated loss contingencies, such as environmental, legal and income taxes, when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in operations in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2004 and 2003, the Funding Corporation had fixed-rate long-term debt of $298.4 million and $463.6 million, respectively, in principal amount and having a fair value of $332.8 million and $483.3 million, respectively. These instruments are fixed-rate and therefore do not expose the Funding Corporation to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $7.6 million and $23.3 million if interest rates were to increase by 10% from their levels at December 31, 2004 and 2003, respectively. In general, such a decrease in fair value would impact earnings and cash flows only if the Funding Corporation were to reacquire all or a portion of these instruments prior to their maturity.

Item 8.    Financial Statements and Supplementary Data.

SALTON SEA FUNDING CORPORATION

Report of Independent Registered Public Accounting Firm	25
Balance Sheets	26
Statements of Operations	27
Statements of Stockholder's Equity	28
Statements of Cash Flows	29
Notes to Financial Statements	30

SALTON SEA GUARANTORS

Report of Independent Registered Public Accounting Firm	35
Combined Balance Sheets	36
Combined Statements of Operations	37
Combined Statements of Guarantors' Equity	38
Combined Statements of Cash Flows	39
Notes to Combined Financial Statements	40

PARTNERSHIP GUARANTORS

Report of Independent Registered Public Accounting Firm	47
Combined Balance Sheets	48
Combined Statements of Operations	49
Combined Statements of Guarantors' Equity	50
Combined Statements of Cash Flows	51
Notes to Combined Financial Statements	52

SALTON SEA ROYALTY LLC

Report of Independent Registered Public Accounting Firm	65
Balance Sheets	66
Statements of Operations	67
Statements of Members' Equity	68
Statements of Cash Flows	69
Notes to Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have audited the accompanying balance sheets of Salton Sea Funding Corporation ("the Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the equity method investees of the Company changed their accounting policy for goodwill and other intangible assets in 2002.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 25, 2005

SALTON SEA FUNDING CORPORATION
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2004	2003

ASSETS
Current assets:
Cash	$19,524	$14,341
Accrued interest receivable and other current assets	1,927	2,950
Current portion secured project notes from Guarantors	28,620	165,215
Total current assets	50,071	182,506
Secured project notes from Guarantors	269,757	298,377
Investment in 1% of net assets of Guarantors	6,675	9,532
Total assets	$326,503	$490,415

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accrued interest	$1,914	$2,945
Current portion of long-term debt	28,620	165,215
Total current liabilities	30,534	168,160
Due to affiliates	15,073	10,225
Senior secured notes and bonds	269,757	298,377
Total liabilities	315,364	476,762

Commitments and contingencies (Note 5)

Stockholder’s equity:
Common stock authorized - 1,000 shares, par value $.01 per share; issued and outstanding 100 shares	-	-
Additional paid-in capital	8,302	6,317
Retained earnings	2,837	7,336
Total stockholder’s equity	11,139	13,653
Total liabilities and stockholder’s equity	$326,503	$490,415

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Revenue:
Interest income	$26,495	$37,281	$39,938
Equity in loss of Guarantors	(4,842)	(695)	(183)
Total revenue	21,653	36,586	39,755
Costs and expenses:
General and administrative expenses	324	283	720
Interest expense	26,119	36,763	38,891
Total costs and expenses	26,443	37,046	39,611
Income (loss) before income taxes	(4,790)	(460)	144
Provision (benefit) for income taxes	(291)	(189)	59
Income (loss) before cumulative effect of change in accounting principle	(4,499)	(271)	85
Cumulative effect of change in accounting principle, net of tax (Note 2)	-	-	(210)
Net loss	$(4,499)	$(271)	$(125)

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2002	100	$-	$5,366	$7,732	$13,098

Net loss	-	-	-	(125)	(125)

Adjustments resulting from capital transactions of Guarantors	-	-	445	-	445

Balance, December 31, 2002	100	$-	$5,811	$7,607	$13,418

Net loss	-	-	-	(271)	(271)

Adjustments resulting from capital transactions of Guarantors	-	-	506	-	506

Balance, December 31, 2003	100	$-	$6,317	$7,336	$13,653

Net loss	-	-	-	(4,499)	(4,499)

Adjustments resulting from capital transactions of Guarantors	-	-	1,985	-	1,985

Balance, December 31, 2004	100	$-	$8,302	$2,837	$11,139

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(4,499)	$(271)	$(125)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in loss of Guarantors	4,842	695	393
Changes in assets and liabilities:
Accrued interest receivable and other current assets	1,023	278	123
Accrued interest payable	(1,031)	(211)	(177)
Net cash flows from operating activities	335	491	214
Cash flows from investing activities:
Principal repayments of secured project notes from Guarantors	165,215	28,086	28,572
Cash flows from financing activities:
Repayment of senior secured notes and bonds	(165,215)	(28,086)	(28,572)
Decrease (increase) in restricted cash	-	46,293	(43,344)
Due to affiliates, net	4,848	(52,026)	58,352
Net cash flows from financing activities	(160,367)	(33,819)	(13,564)
Net change in cash	5,183	(5,242)	15,222
Cash at the beginning of year	14,341	19,583	4,361
Cash at the end of year	$19,524	$14,341	$19,583
Supplemental disclosure:
Interest paid	$27,178	$36,941	$39,058
Income taxes paid (received)	$(291)	$(189)	$36

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Organization and Operations

Salton Sea Funding Corporation ("Funding Corporation"), which was formed on June 20, 1995, is a special purpose Delaware corporation and was organized for the sole purpose of acting as issuer of senior secured notes and bonds. On July 21, 1995, June 20, 1996 and October 31, 1998, Funding Corporation issued $475.0 million, $135.0 million and $285.0 million, respectively, of Senior Secured Notes and Bonds (collectively, the "Securities").

Funding Corporation is a wholly-owned subsidiary of Magma Power Company ("Magma"), which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC"). On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets located in the Imperial Valley of California to CE Generation with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

The Securities are payable from the proceeds of payments made of principal and interest on the secured project notes from the Guarantors to Funding Corporation (the "Senior Project Notes"). The Securities are also guaranteed on a joint and several basis by the Salton Sea Guarantors, the Partnership Guarantors and the Royalty Guarantor (collectively, the "Guarantors"), each of which is an affiliate of Magma and Funding Corporation.

The Salton Sea Guarantors (not a legal entity) consist of Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P. ("SSPG"), Salton Sea Power L.L.C. ("Salton Sea Power"), and Fish Lake Power LLC ("Fish Lake"), together own 100% interest in five operating geothermal electric power generating plants located in Imperial Valley, California known as Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project and CE Salton Sea Inc. (collectively, the "Salton Sea Guarantors").

The Partnership Guarantors (not a legal entity) consist of the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch") and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project (collectively, the "Partnership Projects"), CalEnergy Minerals LLC ("CalEnergy Minerals"), which installed facilities near the Partnership Projects that were intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (the "Zinc Recovery Project"); CalEnergy Operating Corporation ("CEOC") and Vulcan Power Company ("VPC"), both 99% owned by Magma and 1% owned by Funding Corporation, San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc (collectively, the "Partnership Guarantors"). VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC, Niguel, San Felipe and Conejo collectively own 90% of the partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corp. owns CalEnergy Minerals. Salton Sea Minerals Corp. is an indirect wholly-owned subsidiary of MEHC. CE Salton Sea Inc. owns CE Turbo.

Salton Sea Royalty LLC (the "Royalty Company") is the Royalty Guarantor. The Royalty Company received an assignment of certain fees and royalties paid by the Elmore, Leathers and Del Ranch Projects.

The guarantees of the Partnership Guarantors and the Royalty Guarantor are limited to available cash flow. The Funding Corporation does not conduct any operations apart from issuing the Senior Project Notes.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Guarantors

Since Funding Corporation has the ability to assert significant influence over the operations of the Guarantors, it accounts for its one percent investment in the Guarantors using the equity method of accounting.

Goodwill

The provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

In accordance with SFAS 142, the Guarantors determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter of 2002, primarily using a discounted cash flow methodology as of January 1, 2002. The transitional impairment tests indicated goodwill impairment at the Salton Sea Guarantors and the Partnership Guarantors.

During the fourth quarter of 2002, the Salton Sea Guarantors and the Partnership Guarantors completed their annual assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million at the Salton Sea Guarantors as of January 1, 2002. However, as a result of this test, no goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002. Funding Corporation recorded its share of the Guarantors’ cumulative effect of this change of $0.2 million as of January 1, 2002. Additionally, the Guarantors completed their 2002 annual reviews as of October 31, 2002. No impairments were indicated as a result of these assessments.

Following is a reconciliation of net loss as originally reported for the years ended December 31, 2004, 2003 and 2002 to adjusted net income (loss) assuming SFAS 142 was in effect for all periods (in thousands):

	2004	2003	2002

Reported net loss	$(4,499)	$(271)	$(125)
Cumulative effect of change in accounting principle	-	-	210
Adjusted net income (loss)	$(4,499)	$(271)	$85

The Guarantors completed their 2003 annual review as of October 31, 2003, primarily using a discounted cash flow methodology. Due to changes in our zinc price and capital expenditure forecasts, the cash flow forecasts were revised. As a result of these revisions and the changes in the fair value of debt, the tests indicated goodwill impairment at the Salton Sea and Partnership Guarantors. Therefore, the Salton Sea Guarantors and the Partnership Guarantors completed their assessments of the implied fair value of goodwill and as a result recognized goodwill impairment as of October 31, 2003 of $23.3 million and $21.2 million, respectively. Funding Corporation’s share of this impairment is approximately $0.5 million.

The Partnership Guarantors completed their 2004 annual review as of October 31, 2004, primarily using a discounted cash flow methodology. No impairments were indicated as a result of the assessments.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that Funding Corporation could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers.

Income Taxes

Funding Corporation is included in the consolidated income tax returns with its parent and affiliates. Income taxes are provided on a separate return basis; however, tax obligations of Funding Corporation will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

The Salton Sea Guarantors and the Royalty Guarantor are each comprised of partnerships or limited liability companies. Income taxes are the responsibility of the individual partners or members. Accordingly, Funding Corporation’s provision (benefit) for income taxes includes Funding Corporation’s income taxes on its 1% equity interest in the Salton Sea and the Royalty Guarantors. The Partnership Guarantors are included in the consolidated income tax returns with their parent and affiliates and computes its income tax expense on a stand-alone basis. Accordingly, no additional income tax benefit is recorded at Funding Corporation on the 1% equity interest in the Partnership Guarantor’s net losses.

3.    Mineral Reserves and Zinc Recovery Project

The Guarantors' long-lived assets include rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects ("Mineral Reserves") and the Zinc Recovery Project.

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash, after-tax impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and the Salton Sea Guarantors, respectively, has been recorded to write-off the Zinc Recovery Project, Mineral Reserves, and allocated goodwill (collectively, the "Mineral Assets"). Funding Corporation’s net loss includes a $4.4 million long-lived asset charge which represents 1% equity interest in the non-cash impairment charge.

In connection with ceasing operations, CalEnergy Minerals has made cash expenditures of approximately $4.1 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. CalEnergy Minerals expects to make additional cash expenditures consisting of pre-tax disposal costs and property taxes of approximately $1.6 million. Substantially all of such costs relate to disposal activities, and the disposal costs are expected to be partially offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is continuing in 2005.

On December 13, 2004, CalEnergy Minerals entered into a project decommissioning contract (the "Decommissioning Contract") and an equipment purchase agreement (the "Equipment Purchase Agreement") with a third party contractor. Under the terms of the Decommissioning Contract, the contractor has agreed to dismantle and remove certain Zinc Recovery Project equipment and other assets on a turnkey, fixed price, date certain basis. Under the terms of the Equipment Purchase Agreement the contractor has agreed to purchase certain Zinc Recovery Project equipment for a guaranteed purchase price of approximately $4.1 million, payable in scheduled installments, the payment of which is secured by a $0.5 million letter of credit that has been issued for the benefit of CalEnergy Minerals. Additionally, any gross proceeds the contractor receives from the sale of such equipment and other assets over approximately $5.7 million will be shared equally with CalEnergy Minerals. CalEnergy Minerals will retain ownership of the remaining Zinc Recovery Project equipment and other assets for potential direct sale to third parties. Under the terms of the Equipment Purchase Agreement and the Decommissioning Contract, CalEnergy Minerals has an option, exercisable no later than October 1, 2005, to sell this retained equipment and other assets to the contractor for approximately $0.1 million and have it removed by the contractor no later than December 31, 2005.

4.    Senior Secured Notes and Bonds

Funding Corporation’s Securities are as follows (in thousands):

		Final		December 31,
Date issued	Securities	Maturity Date	Rate	2004	2003

July 21, 1995	B Bonds	May 30, 2005	7.370%	$21,504	$41,662
July 21, 1995	C Bonds	May 30, 2010	7.840%	98,396	102,014
June 20, 1996	E Bonds	May 30, 2011	8.300%	40,072	43,322
October 13, 1998	F Bonds	November 30, 2018	7.475%	138,405	276,594
				$298,377	$463,592

Principal and interest payments are made in semi-annual installments. Principal maturities of the Securities are expected to be as follows (in thousands):

Amount

2005	$28,620
2006	25,917
2007	25,091
2008	28,065
2009	26,209
Thereafter	164,475
Total	$298,377

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"). A portion of the proceeds was advanced to CalEnergy Minerals, an indirect wholly owned subsidiary of MEHC, to fund the cost of construction of the Zinc Recovery Project. The direct and indirect owners of the Zinc Recovery Project (the "Zinc Guarantors", which include CalEnergy Minerals and its sole member, Salton Sea Minerals Corp.) are among the guarantors of Funding Corporation debt. In connection with the divestiture of 50% of CE Generation, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service of and certain payments of the senior project notes issued by the Partnership Guarantors securing the Series F Bonds.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of $136.4 million of the Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

In May 2003, the previous $65.4 million debt service reserve letter of credit issued by a financial institution for the account of Funding Corporation, which was due to expire, was replaced by letters of credit issued by a financial institution for the account of TransAlta and by a financial institution for the account of MEHC. Each letter of credit is currently issued in the amount of $25.3 million. Due to the pending expiration of the previous debt service reserve letter of credit, certain cash balances became restricted in a debt service reserve account maintained on behalf of Funding Corporation. Upon the issuance of the new letters of credit, such cash was released from the debt service reserve account and distributed to CE Generation on May 29, 2003. During 2003, Funding Corporation distributed $69.8 million to CE Generation.

The estimated fair values of the Securities at December 31, 2004 and 2003 were $332.8 million and $483.3 million, respectively.

5.    Commitments and Contingencies

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Southern California Edison Company ("Edison") failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. SSPG, with Fish Lake, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a settlement agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utilities Commission, the allowance was released and the associated receivable was written off.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea III Project’s turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea III power purchase agreement totaling approximately $0.8 million. SSPG, owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts for the full amount of this receivable. Pursuant to a letter agreement dated December 2, 2004, Edison made a settlement payment of $0.6 million on December 13, 2004. Consequently, in December 2004, the allowance was released and the remaining receivable of $0.2 million was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo have not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying combined balance sheets of the Salton Sea Guarantors as of December 31, 2004 and 2003, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2004. The combined financial statements include the accounts of the companies discussed in Note 1, which are under common ownership and management. Our audits also included the combined financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Salton Sea Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Salton Sea Guarantor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Salton Sea Guarantors as of December 31, 2004 and 2003 and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles general accepted in the United States of America. Also in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined financial statements, the Salton Sea Guarantors changed their accounting policy for goodwill and other intangible assets in 2002.

/s/ Deloitte and Touche LLP

Omaha, Nebraska
February 25, 2005

SALTON SEA GUARANTORS
COMBINED BALANCE SHEETS
(Amounts in thousands)

	As of December 31,
	2004	2003

Current assets:
Trade accounts receivable, net of allowance of $- and $5,477, respectively	$14,872	$14,070
Trade accounts receivable from affiliates	932	1,131
Prepaid expenses and other current assets	4,032	4,255
Total current assets	19,836	19,456
Properties, plants and equipment, net	372,986	484,454
Intangible assets, net	22,379	23,529
Total assets	$415,201	$527,439

Current liabilities:
Accounts payable	$256	$146
Accrued interest	1,269	1,421
Other accrued liabilities	4,282	6,566
Current portion of long-term debt	23,918	24,409
Total current liabilities	29,725	32,542
Due to affiliates	44,085	45,652
Senior secured project notes	175,320	199,238
Total liabilities	249,130	277,432

Commitments and contingencies (Note 7)

Guarantors’ equity	166,071	250,007
Total liabilities and guarantors’ equity	$415,201	$527,439

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
 (Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Revenue:
Operating revenue	$104,953	$83,786	$84,176
Interest and other income (loss)	130	(358)	3,717
Total revenue	105,083	83,428	87,893

Costs and expenses:
Royalty, operating, general and administrative expense	54,933	53,480	59,234
Depreciation and amortization	24,649	25,474	21,195
Interest expense	16,977	18,810	20,421
Goodwill impairment	-	23,252	-
Asset impairment	826	329	-
Total costs and expenses	97,385	121,345	100,850
Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,698	(37,917)	(12,957)
Cumulative effect of change in accounting principle (Note 2)	-	-	(21,018)
Income (loss) from continuing operations	7,698	(37,917)	(33,975)
Loss from discontinued operations (Note 3)	(91,634)	(46)	-
Net loss	$(83,936)	$(37,963)	$(33,975)

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF GUARANTORS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(Amounts in thousands)

Amount

Balance, January 1, 2002	$321,945

Net loss	(33,975)

Balance, December 31, 2002	$287,970

Net loss	(37,963)

Balance, December 31, 2003	$250,007

Net loss	(83,936)

Balance, December 31, 2004	$166,071

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Income (loss) from continuing operations	$7,698	$(37,917)	$(33,975)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from continuing operations:
Depreciation and amortization	24,649	25,474	21,195
Goodwill impairment	-	23,252	-
Asset impairment	826	329	-
Cumulative effect of change in accounting principle	-	-	21,018
Changes in assets and liabilities:
Trade accounts receivable, net	(603)	5,323	16,123
Prepaid expenses and other current assets	223	1,028	31
Accounts payable and accrued liabilities	(2,326)	(6,092)	228
Net cash flows from continuing operating activities	30,467	11,397	24,620
Cash flows from investing activities:
Capital expenditures, net of warranty settlement	(4,491)	(3,816)	(12,696)
Cash flows from financing activities:
Repayments of senior secured project notes	(24,409)	(22,772)	(20,480)
Increase (decrease) in due to affiliates	(1,567)	15,191	8,556
Net cash flows from financing activities	(25,976)	(7,581)	(11,924)
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-
Supplemental disclosure:
Cash paid for interest	$16,593	$18,332	$19,893

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Organization and Operations

The Salton Sea Guarantors (not a legal entity) consist of Salton Sea Brine Processing, L.P. ("SSBP"), Salton Sea Power Generation L.P. ("SSPG"), Salton Sea Power L.L.C. ("Salton Sea Power"), and Fish Lake Power LLC ("Fish Lake") each of which owns 100% interests in five operating geothermal electric power generating plants located in the Imperial Valley of California known as the Salton Sea I Project, the Salton Sea II Project, the Salton Sea III Project, the Salton Sea IV Project and the Salton Sea V Project (collectively, the "Salton Sea Projects") and CE Salton Sea Inc. (together with the Salton Sea Projects, the "Salton Sea Guarantors"). The Salton Sea Guarantors guarantee loans from Salton Sea Funding Corporation ("Funding Corporation"), an indirect wholly-owned subsidiary of Magma Power Company ("Magma"), which was wholly-owned by MidAmerican Energy Holdings Company ("MEHC") until March 1999.

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets located in the Imperial Valley of California to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Salton Sea Guarantors present the accounts of (1) SSBP, a California limited partnership between Magma as a 99% limited partner and Salton Sea Power Company ("SSPC"), a wholly-owned subsidiary of Magma, as a 1% general partner, (2) SSPG, a California limited partnership between Salton Sea Brine Processing, L.P., as a 99% limited partner, and SSPC, as a 1% general partner, (3) assets and liabilities attributable to Salton Sea IV Project which are held 99% by SSPG and 1% by Fish Lake and (4) Salton Sea Power, a Delaware limited liability company. Funding Corporation owns 1% interests in SSPC and Fish Lake. All of the entities in the combination are affiliates of Magma and indirect subsidiaries of CE Generation. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the fiscal 2003 and 2002 financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2004 presentation, including the reclassification of activity related to discontinued operations (see Note 3). Such reclassifications did not impact previously reported net losses or guarantors’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Salton Sea Guarantors’ assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Salton Sea Guarantors’ historical experience, estimates of the recoverability of amounts due could be adversely affected.

Properties, Plants and Equipment, Net

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, overhaul and well rework and repairs that do not improve or extend the lives of the respective assets are expensed. Depreciation of the operating power plant costs, net of salvage value if applicable, is computed using the straight-line method based on economic lives. The Salton Sea Guarantors believe the useful lives assigned to the depreciable assets, which generally range from 2 to 30 years, are reasonable.

Intangible Assets, Net

The Salton Sea Guarantors intangible assets consist of acquired power sales agreements and are amortized using the straight-line method over the remaining contract periods, which have ranged from 5 to 30 years.

Impairment of Long-Lived Assets

The Salton Sea Guarantors periodically evaluate long-lived assets, including properties, plants and equipment, rights to commercial quantities of extractable minerals ("Mineral Reserves") and intangible assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset or intangible asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Salton Sea Guarantors expect to recover from the future use of the asset, undiscounted and without interest, including the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset or intangible asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset, including the asset’s residual value on disposal.

Goodwill

The provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

In accordance with SFAS 142, the Salton Sea Guarantors determined their reporting units and completed their transitional review of goodwill in the second quarter of 2002, primarily using a discounted cash flow methodology as of January 1, 2002. The transitional impairment tests indicated goodwill impairment at the Salton Sea Guarantors.

During the fourth quarter of 2002, the Salton Sea Guarantors completed their annual assessment of the implied fair value of goodwill. As a result, an impairment of goodwill was recognized as a cumulative effect of change in accounting principle of $21.0 million as of January 1, 2002. Additionally, the Salton Sea Guarantors completed the 2002 annual review as of October 31, 2002. No impairment was indicated as a result of these assessments.

Following is a reconciliation of net loss as originally reported for the years ended December 31, 2004, 2003 and 2002 to adjusted net loss (in thousands):

	2004	2003	2002

Reported net loss	$(83,936)	$(37,963)	$(33,975)
Cumulative effect of change in accounting principle	-	-	21,018
Adjusted net loss	$(83,936)	$(37,963)	$(12,957)

The Salton Sea Guarantors completed their 2003 review as of October 31, 2003, primarily using a discounted cash flow methodology. Due to changes in our zinc price and capital expenditure forecasts, the cash flow forecasts were revised. As a result of these revisions and the changes in the fair value of debt, the assessments indicated goodwill impairment. Therefore, the Salton Sea Guarantors completed their assessment of the implied fair value of goodwill and as a result recognized goodwill impairment of $23.3 million, as of October 31, 2003.

The changes in the carrying amount of goodwill for the two years ended December 31, 2004, are as follows (in thousands):

Balance, January 1, 2003	$23,252
Impairment losses	(23,252)
Balance, December 31, 2003 and 2004	$-

Capitalization of Interest and Deferred Financing Costs

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Salton Sea Guarantors could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers.

Contingent Liabilities

The Salton Sea Guarantors are subject to the possibility of various loss contingencies arising in the ordinary course of business. The Salton Sea Guarantors consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as the ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Salton Sea Guarantors regularly evaluate current information available to determine whether such accruals should be adjusted.

Revenue Recognition

The Salton Sea Guarantors recognize revenue and related accounts receivable from sales of electricity on an accrual basis. All of the Salton Sea Guarantors’ sales of electricity, except for the Salton Sea V Project, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

Income Taxes

The Salton Sea Guarantors are comprised substantially of partnership interests. The income or loss of each partnership for income tax purposes, along with any associated tax credits, is the responsibility of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying combined financial statements.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("Fin 46"). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R") which served to clarify guidance in Fin 46. During the fourth quarter of 2003, the Salton Sea Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Salton Sea Guarantors' financial position, results of operations or cash flows. The Salton Sea Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Salton Sea Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Salton Sea Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Salton Sea Guarantors have concluded that it is appropriate to continue to consolidate its power plant projects.

3.    Discontinued Operations - Mineral Reserves and Zinc Recovery Project

The Salton Sea Guarantors' long-lived assets include Mineral Reserves from the elements in solution in the geothermal brine and fluids utilized at the Salton Sea Projects. CalEnergy Minerals, LLC ("CalEnergy Minerals") installed facilities near the geothermal generation facilities intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process ("Zinc Recovery Project").

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash impairment charge of $91.4 million has been recorded to write-off the Mineral Reserves. The charge and related activity of the Mineral Reserves are classified separately as discontinued operations in the accompanying combined statements of operations and consist of depreciation and amortization of $0.2 million, $- and $- for the years ended December 31, 2004, 2003 and 2002, respectively, in addition to the $91.4 million impairment charge recorded in September 2004.

4.    Properties, Plants and Equipment, Net

Properties, plants, contracts and equipment as of December 31 are as follows (in thousands):

	Estimated Useful lives	2004	2003

Plant and equipment	2 to 30 years	$454,762	$452,763
Mineral Reserves (see Note 3)	n/a	-	91,811
Wells and resource development	2 to 20 years	67,511	66,824
Total operating assets		522,273	611,398
Accumulated depreciation and amortization		(149,287)	(126,944)
Property, plants and equipment, net		$372,986	$484,454

The Salton Sea Guarantors wrote down $0.8 million and $0.3 million of abandoned equipment in 2004 and 2003, respectively.

The Salton Sea V Project was constructed by Stone & Webster Inc. ("Stone & Webster"), pursuant to the Salton Sea V Project EPC Contract. On March 7, 2002, Salton Sea Power, the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

5.    Intangible Assets, Net

The Salton Sea Guarantors’ acquired intangible assets consist of power purchase agreements with a cost of $33.4 million and $33.4 million and accumulated amortization of $11.1 million and $9.9 million at December 31, 2004 and 2003, respectively. Amortization expense on the power purchase agreements was $1.2 million, for each of the years ended December 31, 2004, 2003 and 2002. The Salton Sea Guarantors expect amortization expense on the power purchase agreements to be $1.2 million for each of the five succeeding fiscal years. The power purchase agreements are being amortized over the remaining fixed price periods which range from 5 to 30 years.

6.    Senior Secured Project Notes

The Salton Sea Guarantors’ project notes payable to Funding Corporation as of December 31 are as follows (in thousands):

	Senior	Final
Date issued	Secured Securities	Maturity Date	Rate	2004	2003

July 21, 1995	B Bonds	May 30, 2005	7.370%	$21,067	$40,817
July 21, 1995	C Bonds	May 30, 2010	7.840%	98,391	102,014
October 13, 1998	F Bonds	November 30, 2018	7.475%	79,780	80,816
				$199,238	$223,647

The Salton Sea Guarantors have also guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $298.4 million at December 31, 2004. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of the equity interests in the Salton Sea Guarantors. The structure has been designed to cross collateralize cash flows from each Guarantor without cross collateralizing all of the Guarantors' assets.

Principal maturities of the senior secured project note are as follows (in thousands):

Amount

2005	$23,918
2006	22,621
2007	22,131
2008	23,494
2009	22,501
Thereafter	84,573
Total	$199,238

The estimated fair values of the senior secured project notes at December 31, 2004 and 2003 were $221.4 million and $230.4 million, respectively.

7.    Related Party Transactions

The Salton Sea Guarantors have entered into the following agreements:

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Salton Sea Guarantors acquired from Magma Land I, a wholly-owned subsidiary of Magma, rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Projects in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amount expensed for the years ended December 31, 2004, 2003 and 2002 was $5.3 million, $3.4 million and $3.6 million, respectively.

Pursuant to the Administrative Services Agreement dated April 1, 1993 with Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of total electricity revenue. The amount expensed for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.2 million and $1.2 million, respectively.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CalEnergy Operating Corporation ("CEOC") and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During 2004, 2003 and 2002, the Salton Sea Guarantors reimbursed CEOC for expenses of $18.1 million, $14.7 million and $13.8 million, respectively.

Commencing March 27, 2001, Salton Sea Power entered into a series of transaction agreements to sell available power from the Salton Sea V Project to El Paso Merchant Energy Company ("EPME") based on percentages of the Dow Jones SP-15 Index. On February 11, 2003, Salton Sea Power ceased selling available power to EPME. Pursuant to these agreements, sales to EPME totaled $0.8 million and $7.3 million in 2003 and 2002, respectively. As of December 31, 2004 and 2003, there were no accounts receivable balances from EPME.

Pursuant to a transaction agreement dated January 29, 2003 (the "TransAlta Transaction Agreement"), Salton Sea Power began selling available power from the Salton Sea V Project to TransAlta on February 12, 2003 at prices based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $7.2 million and $7.7 million in 2004 and 2003, respectively. As of December 31, 2004 and 2003, accounts receivable balances from TransAlta were $0.9 million and $1.1 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo LLC entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (US) Inc. ("TransAlta Marketing") at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing from Salton Sea Power commenced in July 2004 and totaled $0.5 million in 2004. As of December 31, 2004, there were no accounts receivable balances from TransAlta Marketing.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power provided CalEnergy Minerals with the Zinc Recovery Project’s electrical energy requirements at the market rates available to Salton Sea Power, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. On September 10, 2004, CalEnergy Minerals ceased operations of its Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected.

8.    Commitments and Contingencies

Edison and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. SSPG, with Fish Lake, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a settlement agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance for doubtful accounts was released and the associated receivable was written off.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea III power purchase agreement totaling $0.8 million. SSPG, owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts for the full amount of this receivable. Pursuant to a letter agreement dated December 2, 2004, Edison made a settlement payment of $0.6 million which was received on December 13, 2004. Consequentially, in December 2004 the allowance for doubtful accounts was released and the remaining receivable of $0.2 million was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea V had not received payment for power sold to EPME under certain transaction agreements during December 2000 and January 2001 of $3.0 million (the "PX Receivable"). Salton Sea Power had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power V entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea V received $2.9 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.0 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Environmental Liabilities

The Salton Sea Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Salton Sea Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Salton Sea Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Salton Sea Guarantors and the amount of energy available from the Salton Sea Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Salton Sea Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in the remediation of sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying combined balance sheets at their undiscounted amounts. As of December 31, 2004 and 2003, the environmental liabilities recorded on the combined balance sheets were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have audited the accompanying combined balance sheets of the Partnership Guarantors as of December 31, 2004 and 2003, and the related combined statements of operations, Guarantors' equity and cash flows for each of the three years in the period ended December 31, 2004. The combined financial statements include the accounts of the companies discussed in Note 1, which are under common ownership and management. Our audits also included the combined financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership Guarantors' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership Guarantor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of the Partnership Guarantors as of December 31, 2004 and 2003 and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 25, 2005

PARTNERSHIP GUARANTORS
COMBINED BALANCE SHEETS
(Amounts in thousands)

	As of December 31,
	2004	2003

Current assets:
Trade accounts receivable, net of allowance of $- and $791, respectively	$13,841	$13,500
Trade accounts receivable from affiliate	353	433
Inventory	18,513	19,616
Prepaid expenses and other current assets	1,649	3,641
Total current assets	34,356	37,190
Restricted cash	965	441
Properties, plants and equipment, net	204,985	583,195
Intangible assets, net	50,017	53,515
Management fee	61,544	66,603
Due from affiliates	205,386	157,531
Goodwill	56,528	99,653
Total assets	$613,781	$998,128

Current liabilities:
Accounts payable	$1,771	$1,883
Accrued interest	642	1,519
Other accrued liabilities	14,605	12,812
Current portion of long-term debt	4,265	140,398
Total current liabilities	21,283	156,612
Senior secured project notes	94,437	98,702
Deferred income taxes	95,371	130,610
Total liabilities	211,091	385,924

Commitments and contingencies (Note 10)

Guarantors’ equity:
Common stock	3	3
Additional paid-in capital	681,297	482,814
Retained earnings (deficit)	(278,610)	129,387
Total guarantors’ equity	402,690	612,204
Total liabilities and guarantors’ equity	$613,781	$998,128

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Revenue:
Operating revenue	$94,343	$95,254	$94,697
Interest and other income	982	912	1,455
Total revenue	95,325	96,166	96,152
Costs and expenses:
Royalty, operating, general and administrative costs	53,789	49,716	55,662
Depreciation and amortization	27,908	25,697	23,052
Interest expense	8,087	8,239	9,391
Less capitalized interest	-	-	(1,117)
Asset impairment	4,716	1,428	-
Goodwill impairment	-	21,213	-
Total costs and expenses	94,500	106,293	86,988
Income (loss) from continuing operations before income taxes	825	(10,127)	9,164
Provision (benefit) for income taxes	(4,167)	1,990	365
Income (loss) from continuing operations	4,992	(12,117)	8,799
Loss from discontinued operations, net of tax benefits (Note 3)	(412,989)	(27,581)	(19,627)
Net loss	$(407,997)	$(39,698)	$(10,828)

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF GUARANTORS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(Amounts in thousands, except share amounts)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2002	3	$3	$387,663	$179,913	$567,579

Net loss	-	-	-	(10,828)	(10,828)

Equity contribution	-	-	44,537	-	44,537

Balance, December 31, 2002	3	$3	$432,200	$169,085	$601,288

Net loss	-	-	-	(39,698)	(39,698)

Equity contribution	-	-	50,614	-	50,614

Balance, December 31, 2003	3	$3	$482,814	$129,387	$612,204

Net loss	-	-	-	(407,997)	(407,997)

Equity contribution	-	-	198,483	-	198,483

Balance, December 31, 2004	3	$3	$681,297	$(278,610)	$402,690

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Income (loss) from continuing operations	$4,992	$(12,117)	$8,799
Adjustments to reconcile income (loss) from continuing operations to cash flows from continuing operations:
Depreciation and amortization	27,908	25,697	23,052
Deferred income taxes	(4,961)	3,038	(7,789)
Asset impairment	4,716	1,428	-
Goodwill impairment	-	21,213	-
Changes in assets and liabilities:
Trade accounts receivable, net	(160)	585	45,086
Inventory, prepaid expenses and other current assets	(1,381)	(2,680)	(448)
Accounts payable and accrued liabilities	6,825	(441)	(9,761)
Net cash flows from continuing operations	37,939	36,723	58,939
Net cash flows from discontinued operations	(34,975)	(43,407)	(1,992)
Net cash flows from operating activities	2,964	(6,684)	56,947
Cash flows from investing activities:
Capital expenditures related to operating projects	(14,790)	(16,905)	(7,425)
Construction and other development	-	-	(557)
Other	124	(758)	(706)
Net cash flows from continuing operations	(14,666)	(17,663)	(8,688)
Net cash flows from discontinued operations	1	(7,017)	(42,279)
Net cash flows from investing activities	(14,665)	(24,680)	(50,967)
Cash flows from financing activities:
Increase in due from affiliates	(19,258)	(15,450)	(47,731)
Repayment of senior secured project notes	(4,015)	(3,609)	(2,520)
Net cash flows from continuing operations	(23,273)	(19,059)	(50,251)
Net cash flows from discontinued operations	34,974	50,423	44,271
Net cash flows from financing activities	11,701	31,364	(5,980)
Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at the end of period	-	-	-
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$10,531	$18,831	$8,066
Income taxes paid (received)	$794	$(1,048)	$8,154
Forgiveness of amounts borrowed from MEHC to fund Zinc Recovery Project operating losses (Note 7)	$41,708	$-	$-

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Organization and Operations

The Partnership Guarantors (not a legal entity) consist of the Vulcan/BN Geothermal Power Company ("Vulcan"), Elmore, L.P. ("Elmore"), Leathers, L.P. ("Leathers"), Del Ranch, L.P. ("Del Ranch") and CE Turbo LLC ("CE Turbo"), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and CE Turbo Project, (collectively, the "Partnership Projects"); CalEnergy Minerals LLC ("CalEnergy Minerals"), which installed facilities near the Partnership Projects that were intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (the "Zinc Recovery Project"); CalEnergy Operating Corporation ("CEOC") and Vulcan Power Company ("VPC"), both 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation ("Funding Corporation"), San Felipe Energy Company ("San Felipe"), Conejo Energy Company ("Conejo"), Niguel Energy Company ("Niguel"), VPC Geothermal LLC ("VPCG"), Salton Sea Minerals Corp. and CE Salton Sea Inc (collectively, the "Partnership Guarantors"). VPC and VPCG, collectively own 100% of the partnership interests in Vulcan. CEOC, Niguel, San Felipe and Conejo collectively own 90% of the partnership interests in each of Elmore, Leathers and Del Ranch, respectively. Salton Sea Minerals Corp. owns CalEnergy Minerals. Salton Sea Minerals Corp. is an indirect wholly-owned subsidiary of MidAmerican Energy Holdings Company ("MEHC"), CE Salton Sea Inc. owns CE Turbo.

Magma owns all of the remaining 10% interests in each of Elmore, Leathers and Del Ranch. CEOC is entitled to receive from Magma, as payment for certain data and services provided by CEOC, all of the partnership distributions Magma receives with respect to its 10% ownership interests in each of the Elmore, Leathers and Del Ranch Projects and Magma’s special distributions equal to 4.5% of total energy revenue from the Leathers Project.

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets located in the Imperial Valley of California to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership Guarantors present the accounts of CEOC, VPC, CE Turbo and CalEnergy Minerals and their proportionate share of the partnerships in which they have an undivided interest in the assets and are proportionately liable for their share of the liabilities. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the fiscal 2003 and 2002 financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2004 presentation, including the reclassification of activity related to ceasing of operations at the Zinc Recovery Project, as discontinued operations (see Note 3) and a $10.1 million reclassification between due from affiliates and deferred income taxes. Such reclassifications did not impact previously reported net losses or retained earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Partnership Guarantors’ assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Partnership Guarantors’ historical experience, estimates of the recoverability of amounts due could be adversely affected.

Properties, Plants and Equipment, Net

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, overhaul and well rework and repairs that do not improve or extend the lives of the respective assets are expensed. Depreciation of the operating power plant costs, net of salvage value if applicable, is computed using the straight-line method based on economic lives. The Partnership Guarantors believe the useful lives assigned to the depreciable assets, which generally range from 2 to 30 years, are reasonable.

Intangible Assets, Net

The Partnership Guarantors’ intangible assets consist of acquired power sales agreements and are amortized using the straight-line method over the remaining contract periods, which have ranged from 4 to 24 years.

Impairment of Long-Lived Assets

The Partnership Guarantors periodically evaluate long-lived assets, including properties, plants and equipment, rights to commercial quantities of extractable minerals ("Mineral Reserves") and intangible assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset or intangible asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Partnership Guarantors expect to recover from the future use of the asset, undiscounted and without interest, including the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset or intangible asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset, including the asset’s residual value on disposal.

Goodwill

The provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

In accordance with SFAS 142, the Partnership Guarantors determined their reporting units and completed their transitional impairment testing of goodwill in the second quarter of 2002, primarily using a discounted cash flow methodology as of January 1, 2002. The transitional impairment tests indicated goodwill impairment at the Partnership Guarantors.

During the fourth quarter of 2002, the Partnership Guarantors completed their annual assessment of the implied fair value of goodwill. No goodwill impairment was recognized at the Partnership Guarantors as of January 1, 2002. Additionally, the Partnership Guarantors completed their 2002 annual reviews as of October 31, 2002. No impairments were indicated as a result of these assessments.

The Partnership Guarantors completed their 2003 annual review as of October 31, 2003, primarily using a discounted cash flow methodology as of October 31, 2003. Due to changes in our zinc price and capital expenditure forecasts, the cash flow forecasts were revised. As a result of these revisions and the changes in the fair value of debt, the tests indicated goodwill impairment. Therefore, the Partnership Guarantors completed their assessments of the implied fair value of goodwill and as a result recognized goodwill impairment as of October 31, 2003 of $21.2 million.

The Partnership Guarantors completed their 2004 annual review as of October 31, 2004, primarily using a discounted cash flow methodology. No impairments were indicated as a result of the assessments.

The changes in the carrying amount of goodwill for the two years ended December 31, 2004, are as follows (in thousands):

Balance, January 1, 2003	$120,866
Impairment losses	(21,213)
Balance, December 31, 2003	99,653
Impairment losses (see Note 3)	(43,125)
Balance, December 31, 2004	$56,528

Capitalization of Interest and Deferred Financing Costs

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Partnership Guarantors could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers.

Contingent Liabilities

The Partnership Guarantors establish reserves for estimated loss contingencies, such as environmental and legal, when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated.

Revenue Recognition

The Partnership Guarantors recognize revenue and related accounts receivable from sales of electricity on an accrual basis. All of the Partnership Guarantors’ sales of electricity, except for the CE Turbo Project, are to Southern California Edison Company ("Edison") under long-term power purchase contracts.

Management Fee

Pursuant to the Magma Services Agreement, Magma has agreed to pay CEOC all equity cash flows and certain royalties payable by the Partnership Guarantors in exchange for providing data and services to Magma. As security for the obligations of Magma under the Magma Services Agreement, Magma has collaterally assigned to CEOC its rights to such equity cash flows and certain royalties.

Income Taxes

The entities comprising the Partnership Guarantors are included in consolidated income tax returns with their parent and affiliates; however, income taxes are provided on a separate return basis. Tax obligations of the Partnership Guarantors will be remitted to the parent only to the extent of cash flows available after operating expenses and debt service.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("Fin 46"). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R") which served to clarify guidance in Fin 46. During the fourth quarter of 2003, the Partnership Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Partnership Guarantors' financial position, results of operations or cash flows. The Partnership Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Partnership Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Partnership Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Partnership Guarantors have concluded that it is appropriate to continue to consolidate their power plant projects.

3.    Discontinued Operations - Mineral Assets and Zinc Recovery Project

The Partnership Guarantors' long-lived assets include rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at the Partnership Projects and the Zinc Recovery Project, which was intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process.

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increased production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax impairment charge of $390.0 million has been recorded to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively the "Mineral Assets"). The income tax benefit recorded in connection with the impairment charge represents the reversal of book and tax basis differences related to property, plant and equipment, net of tax benefits previously recognized on operating losses. The charge and related activity of the Mineral Assets are classified separately as discontinued operations in the accompanying combined statements of operations and include the following (in thousands):

	Years Ended
	December 31,
	2004	2003	2002

Total revenue	$3,401	$659	$288

Losses from discontinued operations	$(32,577)	$(46,550)	$(33,126)
Costs of disposal activities, net	(4,134)	-	-
Asset impairment charges	(363,432)	-	-
Goodwill impairment charges	(43,125)	-	-
Income tax benefits	30,279	18,969	13,499
Loss from discontinued operations, net of tax	$(412,989)	$(27,581)	$(19,627)

In connection with ceasing operations, CalEnergy Minerals has made cash expenditures of approximately $4.1 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. CalEnergy Minerals expects to make additional cash expenditures consisting of pre-tax disposal costs and property taxes of approximately $1.6 million. Substantially all of such costs relate to disposal activities, and the disposal costs are expected to be partially offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is continuing into 2005. The costs of disposal activities for the year ended December 31, 2004, are as follows (in thousands):

Accrued disposal costs at December 31, 2003	$-
Costs of disposal activities	4,552
Payments of disposal costs	(4,122)
Proceeds from sales of assets	-
Accrued disposal costs at December 31, 2004	$430

On December 13, 2004 CalEnergy Minerals entered into a project decommissioning contract (the "Decommissioning Contract") and an equipment purchase agreement (the "Equipment Purchase Agreement") with a third party contractor. Under the terms of the Decommissioning Contract, the contractor has agreed to dismantle and remove certain Zinc Recovery Project equipment and other assets on a turnkey, fixed price, date certain basis. Under the terms of the Equipment Purchase Agreement the contractor has agreed to purchase certain Zinc Recovery Project equipment for a guaranteed purchase price of approximately $4.1 million, payable in scheduled installments, the payment of which is secured by a $0.5 million letter of credit that has been issued for the benefit of CalEnergy Minerals. Additionally, any gross proceeds the contractor receives from the sale of such equipment and other assets over approximately $5.7 million will be shared equally with CalEnergy Minerals. CalEnergy Minerals will retain ownership of the remaining Zinc Recovery Project equipment and other assets for potential direct sale to third parties. Under the terms of the Equipment Purchase Agreement and the Decommissioning Contract, CalEnergy Minerals has an option, exercisable no later than October 1, 2005, to sell this retained equipment and other assets to the contractor for approximately $0.1 million and have it removed by the contractor no later than December 31, 2005

4.    Properties, Plants and Equipment, Net

Properties, plants and equipment as of December 31 are as follows (in thousands):

	2004	2003
Cost:
Power plant and equipment	$234,865	$232,842
Zinc Recovery Project (see Note 3)	-	209,726
Mineral Reserves (see Note 3)	-	162,487
Wells and resource development	108,396	105,210
Total operating assets	343,261	710,265
Accumulated depreciation and amortization	(138,276)	(127,070)
Property, plant and equipment, net	$204,985	$583,195

The CE Turbo Project was constructed by Stone & Webster, Inc. ("Stone & Webster"), pursuant to the CE Turbo Project EPC Contract. On March 7, 2002, Vulcan, Del Ranch, and CE Turbo, the owners of the CE Turbo Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the CE Turbo Project pursuant to the CE Turbo Project’s EPC Contract. On November 25, 2002, Vulcan, Del Ranch, and CE Turbo entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

5.    Intangible Assets, Net

The following table summarizes the acquired intangible assets as of December 31 (in thousands):

		2004		2003
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Power Purchase Contracts	4 to 20 years	$123,002	$100,032	$123,002	$98,463
Patented Technology	24 years	46,290	19,243	46,290	17,314
Total		$169,292	$119,275	$169,292	$115,777

Amortization expense on acquired intangible assets was $3.5 million, $3.8 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Partnership Guarantors expect amortization expense on acquired intangible assets to be $3.5 million for each of the five succeeding fiscal years.

6.    Senior Secured Project Notes

The Partnership Guarantors’ project notes payable to Funding Corporation as of December 31 are as follows (in thousands):

	Senior	Final
Date issued	Secured Securities	Maturity Date	Rate	2004	2003

June 20, 1996	E Bonds	May 30, 2011	8.300%	40,072	43,322
October 13, 1998	F Bonds	November 30, 2018	7.475%	58,630	195,778
				$98,702	$239,100

The Partnership Guarantors have guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $298.4 million at December 31, 2004. The guarantee is collateralized by a lien on the available cash flow of and a pledge of stock in the Partnership Guarantors. The structure has been designed to cross collateralize cash flows from each Guarantor without cross collateralizing all of the Guarantors' assets.

Principal maturities of the senior secured project notes are as follows (in thousands):

Amount

2005	$4,265
2006	3,296
2007	2,960
2008	4,572
2009	3,709
Thereafter	79,900
Total	$98,702

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285.0 million aggregate amount of 7.475% Senior Secured Series F bonds due November 30, 2018 (the "Series F Bonds"). A portion of the proceeds was advanced to CalEnergy Minerals, an indirect wholly owned subsidiary of MEHC, to fund the cost of construction of the Zinc Recovery Project. The direct and indirect owners of the Zinc Recovery Project (the "Zinc Guarantors", which include CalEnergy Minerals and its sole member, Salton Sea Minerals Corp.) are among the guarantors of Funding Corporation debt. In connection with the divestiture of 50% of CE Generation, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service and certain payments on the senior secured project notes issued by the Partnership Guarantors securing the Series F Bonds.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of $136.4 million of the Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

The estimated fair values of the senior secured project note at December 31, 2004 and 2003 were $110.9 million and $249.7 million, respectively.

7.    Related Party Transactions

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project’s operating losses, capital expenditures and debt service through September 10, 2004, which was the date the Zinc Recovery Project’s operations were ceased. Equity contributions for the years ended December 31, 2004, 2003 and 2002 were $156.8 million, $50.6 million and $44.5 million, respectively, and are included in the accompanying combined statements of cash flows as part of net financing activity cash flows from discontinued operations. The 2004 equity contributions include MEHC's $136.4 million funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004 and MEHC’s $20.4 million funding of the Zinc Recovery Project’s operating losses. Additionally, through September 10, 2004, MEHC had funded $41.7 million of the Zinc Recovery Project’s operating losses, which had been recorded as a due to affiliate on the Partnership Guarantors’ combined balance sheet. Due to the cessation of the Zinc Recovery Project’s operations, MEHC does not expect to recover these amounts. As such, the $41.7 million due to affiliate has been reclassified as an equity contribution and is included in total equity contributions of $198.5 million for the year ended December 31, 2004.

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each plant. The Partnership Guarantors' share of amounts expensed under this agreement for 2004, 2003 and 2002 were $8.2 million, $8.8 million and $8.5 million, respectively.

Pursuant to Ground Leases dated March 15 and August 15, 1988 with Magma, the Partnership Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor's official records. Amounts expensed under the ground leases for 2004, 2003 and 2002 were $70,000 per year.

Pursuant to the Administrative Services Agreements with CEOC, CEOC will provide to the Partnerships administrative and management services for a period of 32 years through 2020. Fees payable to CEOC amount to the greater of 3% of total electricity revenue or $60,000 per month. The minimum monthly payments for years subsequent to 1989 are increased based on the consumer price index of the Bureau of Labor and Statistics. Amounts expensed related to these agreements for 2004, 2003 and 2002 amounted to $2.8 million, $2.1 million and $2.1 million, respectively.

Commencing March 27, 2001, CE Turbo entered into a series of transaction agreements to sell all available power from the CE Turbo Project to El Paso Merchant Energy Company ("EPME") based on percentages of the Dow Jones SP-15 Index. On February 11, 2003, CE Turbo ceased selling available power to EPME. Pursuant to these agreements, sales to EPME totaled $0.4 million and $1.6 million in 2003 and 2002, respectively. As of December 31, 2004 and 2003, there were no accounts receivable balances from EPME.

Pursuant to a transaction agreement dated January 29, 2003 (the "TransAlta Transaction Agreement"), CE Turbo began selling available power to TransAlta on February 12, 2003 at prices based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta were $3.3 million and $2.2 million in 2004 and 2003, respectively. As of December 31, 2004 and 2003, accounts receivable from TransAlta was $0.4 million.

On January 21, 2004 CE Turbo and Salton Sea Power L.L.C. entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the CE Turbo Project and Salton Sea V Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. ("TransAlta Marketing") at a market price per Green Tag. Pursuant to this agreement, there were no sales to TransAlta Marketing from CE Turbo in 2004.

8.    Condensed Financial Information (in thousands)

	Vulcan					Vulcan	CalEnergy	Turbo	Adjustments/	Combined
	Power	CEOC	Elmore	Del Ranch	Leathers	BNG	Minerals	Turbo	Eliminations	Total
December 31, 2004:
Assets:
Restricted cash	$-	$-	$-	$-	$-	$-	$965	$-	$-	$965
Trade accounts receivable and other current assets	-	18,693	3,514	3,589	3,543	3,496	375	570	576	34,356
Due from affiliates	32,667	61,121	63,291	67,744	56,111	76,006	-	(1,118)	(150,436)	205,386
Properties, plants, and equipment and intangible assets	12,182	10,565	47,523	43,718	55,164	46,245	-	9,788	29,817	255,002
Management fee and goodwill	-	-	-	-	-	-	-	-	118,072	118,072
Investments in partnerships	125,013	340,518	-	-	-	-	-	-	(465,531)	-
Total assets	$169,862	$430,897	$114,328	$115,051	$114,818	$125,747	$1,340	$9,240	$(467,502)	$613,781

Liabilities and Guarantors' Equity:
Accounts payable, accrued liabilities and deferred taxes	$149	$9,486	$1,149	$1,291	$1,239	$734	$(1,904)	$1,015	$99,230	$112,389
Senior secured project notes	-	-	-	-	-	-	-	-	98,702	98,702
Total liabilities	149	9,486	1,149	1,291	1,239	734	(1,904)	1,015	197,932	211,091
Guarantors' equity	169,713	421,411	113,179	113,760	113,579	125,013	3,244	8,225	(665,434)	402,690
Total liabilities and guarantors' equity	$169,862	$430,897	$114,328	$115,051	$114,818	$125,747	$1,340	$9,240	$(467,502)	$613,781

	Vulcan					Vulcan	CalEnergy		Adjustments/	Combined
	Power	CEOC	Elmore	Del Ranch	Leathers	BNG	Minerals	Turbo	Eliminations	Total
December 31, 2003:
Assets:
Restricted cash	$-	$-	$-	$-	$-	$-	$441	$-	$-	$441
Trade accounts receivable and other current assets	-	17,716	3,628	3,471	3,385	3,452	4,749	681	108	37,190
Due from affiliates	33,628	48,297	58,832	59,179	54,883	64,659	56,764	(2,684)	(216,027)	157,531
Properties, plants, and equipment and intangible assets, net	11,202	13,333	51,215	51,037	58,464	54,141	167,074	9,043	221,201	636,710
Management fee and goodwill	-	-	-	-	-	-	-	-	166,256	166,256
Investments in partnerships	121,136	341,755	-	-	-	-	-	-	(462,891)	-
Total assets	$165,966	$421,101	$113,675	$113,687	$116,732	$122,252	$229,028	$7,040	$(291,353)	$998,128

Liabilities and Guarantors' Equity:
Accounts payable, accrued liabilities and deferred taxes	$130	$3,802	$364	$1,304	$671	$1,116	$22,833	$80	$116,524	$146,824
Senior secured project notes	-	-	-	-	-	-	136,383	-	102,717	239,100
Total liabilities	130	3,802	364	1,304	671	1,116	159,216	80	219,241	385,924
Guarantors' equity	165,836	417,299	113,311	112,383	116,061	121,136	69,812	6,960	(510,594)	612,204
Total liabilities and guarantors' equity	$165,966	$421,101	$113,675	$113,687	$116,732	$122,252	$229,028	$7,040	$(291,353)	$998,128

Condensed combining statements of operations including information of the Partnership Guarantors' pro rata interest in the respective entities for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Vulcan					Vulcan		CalEnergy	Adjustments/	Combined
	Power	CEOC	Elmore	Del Ranch	Leathers	BNG	Turbo	Minerals	Eliminations	Total
December 31, 2004:
Revenue	$677	$5,372	$23,163	$22,587	$22,543	$21,798	$4,381	$-	$(5,196)	$95,325
Costs and expenses	677	15	23,295	21,210	25,025	17,921	3,118	-	(928)	90,333
Income (loss) from continuing operations	-	5,357	(132)	1,377	(2,482)	3,877	1,263	-	(4,268)	4,992
Loss from discontinued operations	-	-	-	-	-	-	-	(412,989)	-	(412,989)
Net income (loss)	$-	$5,357	$(132)	$1,377	$(2,482)	$3,877	$1,263	$(412,989)	$(4,268)	$(407,997)

December 31, 2003: Revenue	$648	$5,071	$23,821	$23,204	$23,347	$21,615	$3,388	-	$(4,928)	$96,166
Cost and expenses	908	470	21,656	20,402	21,496	15,737	2,918	-	24,696	108,283
Income (loss) from continuing operations	(260)	4,601	2,165	2,802	1,851	5,878	470	-	(29,624)	(12,117)
Loss from discontinued operations	-	-	-	-	-	-	-	(27,581)	-	(27,581)
Net income (loss)	$(260)	$4,601	$2,165	$2,802	$1,851	$5,878	$470	$(27,581)	$(29,624)	$(39,698)

December 31, 2002:
Revenue	$1,352	$4,214	$23,712	$23,702	$23,564	$22,222	$2,246	-	$(4,860)	$96,152
Costs and expenses	689	-	21,104	19,812	23,705	15,822	2,062	-	4,159	87,353
Income (loss) from continuing operations	663	4,214	2,608	3,890	(141)	6,400	184	-	(9,019)	8,799
Loss from discontinued operations	-	-	-	-	-	-	-	(19,627)	-	(19,627)
Net income (loss)	$663	$4,214	$2,608	$3,890	$(141)	$6,400	$184	$(19,627)	$(9,019)	$(10,828)

(1)
Adjustments and eliminations include, among other items, the year’s income tax benefit or provision, interest expense on senior secured project notes and the elimination of intercompany royalty and administration charges. Additionally, the Partnership Guarantors completed their 2003 annual goodwill impairment test as of October 31, 2003 and, as a result of the assessment, recognized an impairment of $21.2 million which is included as an adjustment to costs and expenses above in 2003.

9.    Income Taxes

The provision (benefit) for income tax from continuing operations for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002
Current:
Federal	$447	$(940)	$6,519
State	347	(108)	1,635
	794	(1,048)	8,154
Deferred:
Federal	(4,123)	2,371	(6,326)
State	(838)	667	(1,463)
	(4,961)	3,038	(7,789)
Total provision (benefit)	$(4,167)	$1,990	$365

The net deferred tax liability at December 31, 2004 and 2003 was as follows (in thousands):

	2004	2003
		(As reclassified)
Deferred tax liabilities-
Properties, plant, contracts and equipment	$(105,386)	$(195,267)
Deferred tax assets:
Net operating loss carryforwards	-	53,115
Accruals not currently deductible for tax purposes	2,579	2,929
Energy credits	5,379	6,556
AMT credit	2,057	2,057
Total deferred tax assets	10,015	64,657
Net deferred tax liabilities	$(95,371)	$(130,610)

Since the commencement of operations in December 2002, the Zinc Recovery Project incurred net operating losses, and accordingly, a deferred tax asset relating to the net operating loss carryforwards was recognized. At December 31, 2003, management believed based upon available evidence, that the amount of the deferred tax asset recognized for net operating loss carryforwards would be realized through future taxable income generated by the Mineral Assets. On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. In connection with ceasing the operations and recognizing the non-cash impairment charge, the Partnership Guarantors wrote-off the deferred tax asset related to the net operating loss carryforwards as it became evident that the asset would not be recoverable through future taxable income. The income tax benefit recorded in connection with the impairment charge represents the reversal of the book and tax basis differences related to property, plant and equipment, net of the tax benefits previously recognized on operating losses.

The Partnership Guarantors have a federal energy tax credit carryforward of $5.4 million that begins to expire in 2021 unless previously utilized. The Partnership Guarantors have a federal alternative minimum tax credit carryforward of $2.1 million that does not expire and will carryforward indefinitely until utilized.

The reconciliation of the federal statutory tax rate to the effective tax rate applicable to income from continuing operations before provision for income taxes is as follows:

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Adjustments to taxes resulting from:
Percentage depletion	(335.2)	20.4	(33.2)
Investment and energy tax credits	(213.5)	4.8	(3.9)
Goodwill impairment/amortization	-	(85.3)	-
State taxes, net of federal benefit	8.5	5.6	6.0
Other	0.1	(0.2)	0.1
Effective tax rate	(505.1)%	(19.7)%	4.0%

During 2002, the Partnership Guarantors made progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $3.1 million in 2002. Federal and state income tax returns for 1999 through 2003 have been examined or are currently under examination by the internal revenue service. The Partnership Guarantors believe they have adequately reserved for federal and state income taxes, and do not expect that resolution of these exams will have a materially adverse effect on their financial condition, results of operation or liquidity.

10.    Commitments and Contingencies

In January 2001, the California Power Exchange declared bankruptcy. As a result, CE Turbo has not received payment for power sold to EPME under certain transaction agreements during December 2000 and January 2001 of $0.8 million (the "PX Receivable"). CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which CE Turbo received $0.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $0.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, the CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. CalEnergy Minerals denied all material allegations in Kvaerner’s Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. On July 11, 2001, Kvaerner filed an Amended Demand for Arbitration against CalEnergy Minerals. CalEnergy Minerals offset these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. On May 23, 2002, CalEnergy Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, CalEnergy Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and paid to Kvaerner $6.75 million in three equal annual installments with the last installment being paid on December 31, 2004.

On May 25, 2001, CalEnergy Minerals and AMEC E&C Services Inc. ("AMEC") entered into a services agreement for engineering, procurement and construction management services (the "AMEC Agreement") in connection with the resolution of numerous problems that affected the timely completion of CalEnergy Minerals’ Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which CalEnergy Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to CalEnergy Minerals that AMEC claims are due and payable under the AMEC Agreement. CalEnergy Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by CalEnergy Minerals to AMEC based on AMEC’s lack of a contractor’s license in California. The lawsuit also included claims by CalEnergy Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

Environmental Liabilities

The Partnership Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Partnership Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Partnership Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Partnership Guarantors and the amount of energy available from the Partnership Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Partnership Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying combined balance sheets at their undiscounted amounts. As of December 31, 2004 and 2003, the environmental liabilities recorded on the combined balance sheets were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Magma Power Company
Omaha, Nebraska

We have audited the accompanying balance sheets of Salton Sea Royalty LLC (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton Sea Royalty LLC as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

Omaha, Nebraska
February 25, 2005

SALTON SEA ROYALTY LLC
BALANCE SHEETS
(Amounts in thousands, except per share data)

	As of December 31,
	2004	2003

Prepaid expenses and other current assets	$-	$5
Royalty stream, net	11,913	13,002
Goodwill	30,464	30,464
Due from affiliates	56,852	48,413
Total assets	$99,229	$91,884

Current liabilities:
Accrued interest	$3	$5
Current portion of long-term debt	437	408
Total current liabilities	440	413
Senior secured project note	-	437
Total liabilities	440	850

Commitments and contingencies

Members’ equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding.	-	-
Additional paid-in capital	1,561	1,561
Retained earnings	97,228	89,473
Total members’ equity	98,789	91,034
Total liabilities and members’ equity	$99,229	$91,884

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Revenue - royalty income	$12,046	$12,509	$12,577
Costs and expenses:
Royalty, operating, general and administrative expenses	3,145	3,216	3,280
Amortization of royalty stream	1,089	1,009	854
Interest expense	57	85	272
Total costs and expenses	4,291	4,310	4,406
Net income	$7,755	$8,199	$8,171

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF MEMBERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2002	100	$-	$1,561	$73,103	$74,664

Net income	-	-	-	8,171	8,171

Balance, December 31, 2002	100	$-	$1,561	$81,274	$82,835

Net income	-	-	-	8,199	8,199

Balance, December 31, 2003	100	$-	$1,561	$89,473	$91,034

Net income	-	-	-	7,755	7,755

Balance, December 31, 2004	100	$-	$1,561	$97,228	$98,789

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$7,755	$8,199	$8,171
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of royalty stream	1,089	1,009	854
Changes in assets and liabilities:
Prepaid expenses and other current assets	5	8	18
Accrued interest	(2)	(2)	(22)
Net cash flows from operating activities	8,847	9,214	9,021

Net cash flows from financing activities:
Increase in due from affiliates	(8,439)	(8,910)	(5,561)
Repayment of senior secured project note	(408)	(304)	(3,460)
Net cash flows from financing activities	(8,847)	(9,214)	(9,021)
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at the end of year	$-	$-	$-
Supplemental disclosure:
Cash paid for interest	$59	$79	$579

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
NOTES TO FINANCIAL STATEMENTS

1.    Organization and Operations

Salton Sea Royalty LLC (the "Royalty Company") is a special-purpose entity, 99% owned by Magma Power Company ("Magma") and 1% owned by Salton Sea Funding Corporation ("Funding Corporation") an indirect wholly-owned subsidiary of Magma, which in turn was wholly-owned by MidAmerican Energy Holdings Company ("MEHC").

On February 8, 1999, MEHC created a new subsidiary, CE Generation, LLC ("CE Generation") and subsequently transferred its interest in Magma and its power generation assets in the Imperial Valley to CE Generation, with certain assets being retained by MEHC. On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso"). On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

The Royalty Company receives an assignment of royalties and certain fees paid by three partnership projects; Del Ranch, Elmore and Leathers (collectively, the "Partnership Projects"). All of the Partnership Projects are engaged in the operation of geothermal power plants located in the Imperial Valley of California. Substantially all of the assigned royalties are based on a percentage of energy and capacity revenue of the Partnership Projects.

Each of the Partnership Projects sells electricity generated by the respective plants pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Edison’s Avoided Cost of Energy"). In June and November 2001, the Partnership Projects entered into agreements that provide for a fixed energy payment per kilowatt-hour ("kWh") in lieu of Edison’s Avoided Cost of Energy. The fixed energy payments were 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payment reverts back to Edison’s Avoided Cost of Energy.

For the year ended December 31, 2004, 2003 and 2002, Edison's Avoided Cost of Energy was 5.9 cents, 5.4 cents, and 3.5 cents per kWh, respectively. Estimates of Edison's Avoided Cost of Energy in the future vary substantially from year-to-year, primarily based on the estimated future cost of gas.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying statements of operations present revenue and expenses, which have been assigned to the Royalty Company under the arrangements described above on the accrual method of accounting. This presentation is a carve-out of information from Magma and certain of its affiliates. Such revenue, net of related expenses, guarantees loans from Funding Corporation.

The financial statements reflect the acquisition of Magma and the resulting push down to the Royalty Company of the accounting as a purchase business combination.

Income taxes are the responsibility of the members and the Royalty Company has no obligation to provide funds to the members for payment of any tax liabilities. Accordingly, the Royalty Company has no tax obligations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

The provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Royalty Company completed its annual review pursuant to SFAS 142 as of October 31, 2004 using a discounted cash flow methodology. No impairment was indicated as a result of the assessment.

Royalty Stream

The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects’ power sales agreements and (2) the 20-year avoided cost periods of the Projects’ power sales agreements and are amortized separately over such periods using the straight line method. At December 31, 2004 and 2003, accumulated amortization was $48.6 million and $47.5 million, respectively.

The Royalty Company periodically evaluates long-lived assets, including the royalty steams, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset or intangible asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Royalty Company expects to recover from the future use of the asset, undiscounted and without interest, including the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset or intangible asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset, including the asset’s residual value on disposal.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount in which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Guarantors could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Debt-instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers.

3.    Senior Secured Project Note

The Royalty Company has a project note payable to Funding Corporation, with an outstanding balance of $0.4 million and $0.8 million, respectively, at December 31, 2004 and 2003 at an interest rate of 7.37%. The senior secured project note will be paid in full in 2005.

The estimated fair values of the senior secured project note at December 31, 2004 and 2003 were $0.4 million and $0.9 million, respectively.

The Royalty Company has also guaranteed, along with other guarantors, the debt of Funding Corporation, which amounted to $298.4 million at December 31, 2004. The guarantee issued is collateralized by a lien on substantially all the assets of and a pledge of stock in the Royalty Company. The structure has been designed to cross collateralize cash flows from each guarantor without cross collateralizing all of the guarantors' assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of Funding Corporation’s management, including the chief executive officer and chief accounting officer, regarding the effectiveness of the design and operation of Funding Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, Funding Corporation’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that Funding Corporation’s disclosure controls and procedures were effective. There have been no significant changes during the period covered by this respect in Funding Corporation’s internal controls or in other factors that could significantly affect internal controls.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Set forth below are the current executive officers of Funding Corporation and the Guarantors and their positions with Funding Corporation and each of the Guarantors (or general partner thereof):

Executive Officer	Position
Stefan A. Bird	President
Gregory E. Abel*	Director
Wayne F. Irmiter	Vice President and Controller
Douglas L. Anderson	Senior Vice President
Ian A. Bourne	Director
J. Thomas Coyle	Director
Patrick J. Goodman	Director
Mitchell L. Pirnie	Vice President, General Counsel and Director

* Gregory E. Abel is Director of CalEnergy Minerals and Salton Sea Minerals Corp. only.

STEFAN A. BIRD, 38, President of CE Generation and each Guarantor subsidiary, is responsible for independent power plant operations and construction in the United States of America. Mr. Bird joined MEHC in January of 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MEHC, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Finance Services in Fribourg, Switzerland; Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

GREGORY E. ABEL, 42, Director for CalEnergy Minerals and Salton Sea Minerals Corp. only. Mr. Abel joined MEHC in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

WAYNE F. IRMITER, 39, Vice President and Controller. Mr. Irmiter joined MEHC as Vice President and Chief Accounting Officer in November 2002. Mr. Irmiter is a Certified Public Accountant and from 1988 to 1993 he worked in public accounting. Most recently, Mr. Irmiter was with Gateway, Inc. in various management positions including Director-Strategic Initiatives and Director-Finance.

DOUGLAS L. ANDERSON, 46, Senior Vice President. Mr. Anderson joined MEHC in February 1993. Prior to that, Mr. Anderson was an attorney in private practice.

IAN A. BOURNE, 57, Executive Vice President and Chief Financial Officer of TransAlta Corporation and a director of CE Generation and each Guarantor subsidiary. Mr. Bourne joined TransAlta Corporation in January 1998 as Senior Vice President and Chief Financial Officer and was appointed to his current position June 1, 1998. Immediately prior to joining TransAlta Corporation, Mr. Bourne had been Senior Vice President and Chief Financial Officer of Canada Post Corporation from 1992. Prior to 1992 Mr. Bourne gained extensive financial experience with General Electric Company, including positions as European Treasurer, based in London; Chief Financial Officer for GE Canada, and Chief Financial Officer for GE Medical Systems Europe, based in Paris.

J. THOMAS COYLE, 57, President of TransAlta Marketing, and a director of CE Generation and each assigning subsidiary. Mr. Coyle joined TransAlta in 1998 as Director, Risk Portfolio Management, Energy Marketing. Prior to joining TransAlta, Mr. Coyle held various positions at Petro-Canada from 1986 to 1997 including Portfolio Manager - Natural Gas Marketing, Manager Market Development - Natural Gas Marketing and Risk Manager.

PATRICK J. GOODMAN, 38, Senior Vice President and Chief Financial Officer of MEHC and Director of CE Generation and each Guarantor subsidiary. Mr. Goodman joined MEHC in 1995 and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MEHC, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

MITCHELL L. PIRNIE, 46, Vice President, General Counsel and Director of CE Generation and each Guarantor subsidiary. Mr. Pirnie joined MEHC in November 1997. Prior to joining MEHC, Mr. Pirnie was engaged in the private practice of law in Omaha, Nebraska.

Audit Committee and Audit Committee Financial Expert

Funding Corporation and the Guarantors do not have a separately designated audit committee. No member of their respective Board of Directors, as applicable, has the qualifications required to be considered an independent audit committee financial expert for purposes of the SEC rules and regulations. Currently, Funding Corporation and the Guarantors are not required to have an audit committee or an audit committee financial expert under the Sarbanes-Oxley Act of 2002 or any other applicable regulation.

Item 11.    Executive Compensation.

Funding Corporation's and the Guarantors' directors and executive officers receive no remuneration for serving in such capacities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Description of Capital Stock

As of December 31, 2004, the authorized capital stock of Funding Corporation consisted of 1,000 shares of common stock, par value $0.01 per share (the "Common Stock"), of which 100 shares were issued and outstanding. There is no public trading market for the Common Stock. As of December 31, 2004, there was one holder of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

Funding Corporation does not expect in the foreseeable future to pay any dividends on the Common Stock. The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Holders

Since the formation of Funding Corporation in June 1995, all of the outstanding shares of Common Stock have been owned by Magma. Magma directly or indirectly owns all of the capital stock of or partnership interests in Funding Corporation and the Guarantors.

Item 13.    Certain Relationships and Related Transactions.

Other Relationships and Related Transactions

The Salton Sea Projects' and the Partnership Projects' geothermal power plants are owned, administered and operated by Magma or subsidiaries of Magma. Geothermal fluid supplying these facilities is provided from Magma's (or a subsidiary's) geothermal resource holdings in the Salton Sea Known Geothermal Resource Area.

In providing rights to geothermal resources and/or geothermal fluids, administering and operating the geothermal power plants, and disposing of solids from these facilities, Magma (directly and through subsidiaries) receives certain royalties, cost reimbursements and fees for its services and the rights it provides. See the financial statements in Item 8.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea Power and CE Turbo have not received payment of the PX Receivable. Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into the Transfer of Claims Agreements, pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the Green Tags associated with up to 931,800 MWh of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Marketing at a market price per Green Tag. Sales under this agreement commenced in July 2004.

Funding Corporation believes that the transactions with related parties described above, taking into consideration all of the respective terms and conditions of each of the relevant contracts and agreements, are at least as favorable to the Guarantors as those which could have been obtained from unrelated parties in arms' length negotiations.

Relationship of Funding Corporation and the Guarantors

Funding Corporation is a wholly owned direct subsidiary of Magma organized for the sole purpose of acting as issuer of the Securities. Funding Corporation is restricted, pursuant to the terms of the Indenture, to acting as issuer of the Securities and other indebtedness as permitted under the Indenture, making loans to the Guarantors pursuant to the Credit Agreements, and transactions related thereto. Funding Corporation and each of the Guarantors (and, in the case of Salton Sea Brine Processing LP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) have been organized and are operated as legal entities separate and apart from MEHC, TransAlta, CE Generation, Magma and any other Affiliates of MEHC, TransAlta, CE Generation or Magma, and, accordingly, the assets of Funding Corporation and the Guarantors (and, in the case of Salton Sea Brine Processing LP, SSPG, Elmore, Leathers, Del Ranch and Vulcan, the general partners thereof) will not be generally available to satisfy the obligations of MEHC, CE Generation, Magma or any other Affiliates of MEHC, TransAlta, CE Generation or Magma; provided, however, that unrestricted cash of Funding Corporation and the Guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC, TransAlta, CE Generation, Magma or Affiliates thereof.

Item 14.    Principal Accountant Fees and Services.

MEHC entered into an administrative services agreement with CE Generation. The agreement includes principal accountant fees and services for CE Generation, Funding Corporation and the Guarantors. Funding Corporation and the Guarantors do not have preapproval policies and procedures and do not specifically identify principal accountant fees and services as they are part of the administrative fees paid to MEHC. The fees and services of Funding Corporation’s and the Guarantors’ principal accountant are preapproved by the audit committee of MEHC.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

	(i)	Financial Statements

Financial Statements are included in Item 8 of this Form 10-K

	(ii)	Financial Statement Schedules

See Schedule II on page 77.

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)		Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(c)		Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

Not Applicable

SCHEDULE II

SALTON SEA FUNDING CORPORATION
COMBINED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions		Balance
	Beginning	Charged		at End
Decription	of Year	to Income	Deductions	of Year

Allowance for doubtful accounts
Salton Sea Guarantors:

Year ended 2004	$5,477	$-	$(5,477)	$-

Year ended 2003	$3,800	$2,433	$(756)	$5,477

Year ended 2002	$9,829	$756	$(6,785)	$3,800

Partnership Guarantors:

Year ended 2004	$791	$-	$(791)	$-

Year ended 2003	$2,696	$-	$(1,905)	$791

Year ended 2002	$14,925	$1,905	$(14,134)	$2,696

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

SALTON SEA FUNDING CORPORATION

By: /s/ Stefan Bird
Stefan Bird
 President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

SALTON SEA BRINE PROCESSING, L.P.,
a California limited partnership

By: Salton Sea Power Company, a California
corporation, its general partner

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

SALTON SEA POWER GENERATION, L.P.,
a California limited partnership

By: Salton Sea Power Company, a California
corporation, its general partner

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

FISH LAKE POWER LLC

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

VULCAN POWER COMPANY

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

CALENERGY OPERATING CORPORATION

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

SALTON SEA ROYALTY LLC

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

LEATHERS, L.P.,
a California limited partnership

By: CalEnergy Operating Corporation,
a Delaware corporation, its general partner

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2004.

ELMORE L.P.,
a California limited partnership

By: CalEnergy Operating Corporation,
a Delaware corporation, its general partner

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

DEL RANCH L.P.,
a California limited partnership

By: CalEnergy Operating Corporation,
a Delaware corporation, its general partner

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

VPC GEOTHERMAL LLC,
a Delaware corporation

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

NIGUEL ENERGY COMPANY,
a California corporation

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

CONEJO ENERGY COMPANY,
a California corporation

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

SAN FELIPE ENERGY COMPANY,
a California corporation

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

VULCAN/BN GEOTHERMAL POWER COMPANY,
a Nevada general partnership

By: VULCAN POWER COMPANY,
a Nevada corporation, Partner

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

SALTON SEA POWER L.L.C.,
a Delaware Limited Liability Company

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

CE TURBO LLC,
a Delaware Limited Liability Company

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

CE SALTON SEA INC.,
a Delaware Corporation

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 25, 2005.

CALENERGY MINERALS LLC,
a Delaware Limited Liability Company

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Gregory E. Abel	February 25, 2005
Gregory E. Abel
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February __, 2005.

SALTON SEA MINERALS CORP.,
a Delaware Corporation

By: /s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized in the City of Omaha, State of Nebraska, on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Gregory E. Abel	February 25, 2005
Gregory E. Abel
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

EXHIBIT INDEX

Exhibit No.

3.1
Articles of Incorporation of the Funding Corporation (incorporated by reference to Exhibit 3.1 to the Funding Corporation Registration Statement on Form S-4 dated August 9, 1995, 33-95538 ("Form S-4")).

3.2	By-laws of the Funding Corporation (incorporated by reference to Exhibit 3.2 to the Funding Corporation Form S-4).

3.3	Limited Partnership Agreement of SSBP (incorporated by reference to Exhibit 3.3 to the Funding Corporation Form S-4).

3.4	Limited Partnership Agreement of SSPG (incorporated by reference to Exhibit 3.4 to the Funding Corporation Form S-4).

3.5	Certificate of Formation of Fish Lake, LLC (incorporated by reference to Exhibit 3.5 to the Amendment No. 1 dated June 29, 1999 of the Funding Corporation Form S-4 ("99 Form S 4)).

3.6	Limited Liability Company Agreement of Fish Lake (incorporated by reference to Exhibit 3.6 to the Funding Corporation Form 99 Form S-4).

3.7	Articles of Incorporation of VPC (incorporated by reference to Exhibit 3.7 to the Funding Corporation Form S-4).

3.8	By-laws of VPC (incorporated by reference to Exhibit 3.8 to the Funding Corporation Form S-4).

3.9	Articles of Incorporation of CEOC (incorporated by reference to Exhibit 3.9 to the Funding Corporation Form S-4).

3.10	By-laws of CEOC (incorporated by reference to Exhibit 3.10 to the Funding Corporation Form S-4).

3.11	Certificate of Formation of the Royalty Guarantor (incorporated by reference to Exhibit 3.11 to the Funding Corporation 99 Form S-4).

3.12	Limited Liability Company Agreement of the Royalty Guarantor (incorporated by reference to Exhibit 3.12 to the Funding Corporation 99 Form S-4).

3.13	Certificate of Formation of VPC Geothermal (incorporated by reference to Exhibit 3.13 to the Funding Corporation 99 Form S 4).

3.14	Limited Liability Company Agreement of VPG Geothermal (incorporated by reference to Exhibit 3.14 to the Funding Corporation 99 Form S-4).

3.15
Articles of Incorporation of San Felipe (incorporated by reference to Exhibit 3.15 to the Funding Corporation Registration Statement of Form S-4 dated July 2, 1996, 333-07527 ("Funding Corporation II Form S-4")).

3.16	By-laws of San Felipe (incorporated by reference to Exhibit 3.16 to the Funding Corporation II Form S-4).

3.17	Articles of Incorporation of Conejo (incorporated by reference to Exhibit 3.17 to the Funding Corporation II Form S-4).

3-18	By-laws of Conejo (incorporated by reference to Exhibit 3.18 to the Funding Corporation II Form S-4).

3.19	Articles of Incorporation of Niguel (incorporated by reference to Exhibit 3.19 to the Funding Corporation II Form S-4).

3.20	By-laws of Niguel (incorporated by reference to Exhibit 3.20 to the Funding Corporation II Form S-4).

3.21	General Partnership Agreement of Vulcan (incorporated by reference to Exhibit 3.21 to the Funding Corporation II Form S-4).

3.22	Limited Partnership Agreement of Leathers (incorporated by reference to Exhibit 3.22 to the Funding Corporation II Form S-4).

3.23	Amended and Restated Limited Partnership Agreement of Del Ranch (incorporated by reference to Exhibit 3.23 to the Funding Corporation II Form S-4).

3.24	Amended and Restated Limited Partnership Agreement of Elmore (incorporated by reference to Exhibit 3.24 to the Funding Corporation II Form S-4).

3.25	Certificate of Formation of CalEnergy Minerals LLC (incorporated by reference to Exhibit 3.25 to the Funding Corporation 99 Form S-4)

3.26	Limited Liability Company Agreement of CalEnergy Minerals LLC (incorporated by reference to Exhibit 3.26 to the Funding Corporation 99 Form S-4).

3.27	Certificate of Formation of CE Turbo LLC (incorporated by reference to Exhibit 3.27 to the Funding Corporation 99 Form S-4).

3.28	Limited Liability Company Agreement of CE Turbo LLC (incorporated by reference to Exhibit 3.28 to the Funding Corporation 99 Form S-4).

3.29	Articles of Incorporation of CESS (incorporated by reference to Exhibit 3.29 to the Funding Corporation 99 Form S-4).

3.30	By-laws of CESS (incorporated by reference to Exhibit 3.30 to the Funding Corporation 99 Form S-4).

3.31	Articles of Incorporation of SSMC (incorporated by reference to Exhibit 3.31 to the Funding Corporation 99 Form S-4).

3.32	By-laws of SSMC (incorporated by reference to Exhibit 3.32 to the Funding Corporation 99 Form S-4).

3.33	Certificate of Formation of Power LLC (incorporated by reference to Exhibit 3.33 to the Funding Corporation 99 Form S-4).

3.34	Limited Liability Company Agreement of Power LLC (incorporated by reference to Exhibit 3.34 to the Funding Corporation 99 Form S-4).

4.1(a)	Indenture, dated as of July 21, 1995, between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(a) to the Funding Corporation FormS-4).

4.1(b)
First Supplemental Indenture, dated as of October 18, 1995, between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(b) to the Funding Corporation Form S-4).

4.1(c)
Second Supplemental Indenture, dated as of June 20, 1996, between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(c) to the Funding Corporation II Form S-4).

4.1(d)	Third Supplemental Indenture between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(d) to the Funding Corporation II Form S-4).

4.1(e)
Fourth Supplemental Indenture between Chemical Trust Company of California and the Funding Corporation (incorporated by reference to Exhibit 4.1(e) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.2
Amended and Restated Salton Sea Secured Guarantee, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.2 to the Funding Corporation Form S-4).

4.3
Second Amended and Restated Partnership Secured Limited Guarantee, dated as of October 13, 1998 by CEOC, and VPC, Conejo, Niguel, Sal Felipe, BNG, Del Ranch, Elmore, Leathers and Vulcan in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.3(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.4
Royalty Guarantor Secured Limited Guarantee, dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.4 to the Funding Corporation Form S-4).

4.5	Intentionally left blank.

4.6(a)
Collateral Agency and Intercreditor Agreement, dated as of July 21, 1995, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6 to the Funding Corporation Form S-4).

4.6(b)
First Amendment to the Collateral Agency and Intercreditor Agreement, dated as of June 20, 1996, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(b) to the Funding Corporation II Form S-4).

4.6(c)
Second Amendment to the Collateral Agency and Intercreditor Agreement, dated as of October 13, 1998, by and among Credit Suisse, Chemical Trust Company of California, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.6(c) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.7
Stock Pledge Agreement, dated as of July 21, 1995, by Magma Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.7 to the Funding Corporation Form S-4).

4.8	Intentionally left blank.

4.9	Support Letter, dated as of July 21, 1995, by and among Magma Power Company, the Funding Corporation and the Guarantors (incorporated by reference to Exhibit 4.9 to the Funding Corporation Form S-4).

4.10
Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of July 21, 1995, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10 to the Funding Corporation Form S-4).

4.10(a)
Amendment to Notes and to Amended Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated October 13, 1998, by and among the Funding Corporation, certain banks and Credit Suisse, as agent (incorporated by reference to Exhibit 4.10(a) to the Funding Corporation Form 10-K/A for the year ending December 31, 1998).

4.11	Revolving Credit Agreement, dated as of July 21, 1995, by and among Credit Suisse and the Funding Corporation (incorporated by reference to Exhibit 4.11 to the Funding Corporation Form S-4).

4.12
Amended and Restated Salton Sea Credit Agreement, dated October 13, 1998, by and among SSBP, SSPG, Power LLC and Fish Lake (incorporated by reference to Exhibit 4.12 to the Funding Corporation 99 Form S-4).

4.13
Salton Sea Project Note (SSI), dated October 13, 1998, by SSBP, SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13 to the Funding Corporation 99 Form S-4).

4.13a
Salton Sea Project Note (SSIII), dated October 13, 1998, by SSBP, SSPG, Power LLC and Fish Lake in favor of the Funding Corporation (incorporated by reference to Exhibit 4.13(a) to the Funding Corporation 99 Form S-4).

4.14
Amended and Restated Deposit and Disbursement Agreement, dated as of October 13, 1998, by and among the Funding Corporation, Chemical Trust Company of California and the Guarantors. (incorporated by reference to Exhibit 4.14 to the Funding Corporation 99 Form S-4).

4.15
Partnership Interest Pledge Agreement, dated as of July 21, 1995, by Magma Power Company and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.15 to the Funding Corporation Form S-4).

4.16
Partnership Interest Pledge Agreement, dated as of July 21, 1995, by SSBP and Salton Sea Power Company in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.16 to the Funding Corporation Form S-4).

4.17
Stock Pledge Agreement (Pledge of Stock of Fish Lake by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.17 to the Funding Corporation Form S-4).

4.18	Cost Overrun Commitment, dated as of July 21, 1995, between MidAmerican, SSPG, SSBP and Fish Lake (incorporated by reference to Exhibit 4.18 to the Funding Corporation Form S-4).

4.19
Second Amended and Restated Partnership Guarantors Credit Agreement, dated October 13, 1998, by and among the Partnership Guarantors and the Funding Corporation (incorporated by reference to Exhibit 4.19(c) to the Funding Corporation Form 10-K/A).

4.20
Partnership Guarantors Security Agreement and Assignment of Rights, dated as of July 21, 1995, by CEOC and VPC in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.20 to the Funding Corporation Form S-4).

4.21
Stock Pledge Agreement (Pledge of Stock of CEOC by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.21 to the Funding Corporation Form S-4).

4.22
Stock Pledge Agreement (Pledge of Stock of VPC by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.22 to the Funding Corporation Form S-4).

4.23	Royalty Guarantor Credit Agreement, among the Royalty Guarantor and the Funding Corporation, dated as of July 21, 1995 (incorporated by reference to Exhibit 4.23 to the Funding Corporation Form S-4).

4.24	Royalty Project Note, dated as of July 21, 1995, by the Royalty Guarantor in favor of the Funding Corporation (incorporated by reference to Exhibit 4.24 to the Funding Corporation Form S-4).

4.25
Royalty Security Agreement and Assignment of Revenues, dated as of July 21, 1995, by the Royalty Guarantor in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.25 to the Funding Corporation Form S-4).

4.26
Royalty Deed of Trust, dated as of July 21, 1995, by the Royalty Guarantor to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.26 to the Funding Corporation Form S-4).

4.27
Stock Pledge Agreement (Pledge of Stock of Royalty Guarantor by Magma Power Company and the Funding Corporation), dated as of July 21, 1995, by Magma Power Company and the Funding Corporation in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.27 to the Funding Corporation Form S-4).

4.28
Collateral Assignment of the Imperial Irrigation District Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.28 to the Funding Corporation Form S-4).

4.29
Collateral Assignments of Certain Salton Sea Agreements, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation Form S-4).

4.30	Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.30 to the Funding Corporation Form S-4).

4.31
Partnership Project Note (SSI), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(a) to the Funding Corporation Form 10-K/A).

4.31(a)
Partnership Project Note (SSII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(b) to the Funding Corporation Form 10-K/A).

4.31(b)
Partnership Project Note (SSIII), dated October 13, 1998, by VPC and CEOC, Conejo, San Felipe, Niguel, VPC Geothermal, Del Ranch, Elmore, Leathers, Vulcan, CE Turbo LLC and CalEnergy Minerals LLC in favor of the Funding Corporation (incorporated by reference to Exhibit 4.31(c) to the Funding Corporation Form 10-K/A).

4.32
Collateral Assignment of the Imperial Irrigation District Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers, VPC and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.29 to the Funding Corporation II Form S-4).

4.33
Collateral Assignments of Certain Partnership Agreements, dated as of June 20, 1996, by Vulcan Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.31 to the Funding Corporation II Form S-4).

4.34	Debt Service Reserve Letter of Credit by Credit Suisse in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 4.32 to the Funding Corporation II Form S-4).

4.35	Intentionally Omitted.

4.36	Intentionally Omitted

4.37
Deed of Trust, dated as of June 20, 1996, by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.35 to the Funding Corporation II Form S-4).

4.37(a)
First Amendment to Deed of Trust, dated October 13, 1998 by Vulcan to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37(a) to the Form 10-K/A).

4.38
Deed of Trust, dated as of June 20, 1996, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.36 to the Funding Corporation II Form S-4).

4.38(a)
First Amendment to Deed of Trust, dated October 13, 1998, by Elmore to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38(a) to the Form 10-K/A).

4.39
Deed of Trust, dated as of June 20, 1996, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.37 to the Funding Corporation II Form S-4).

4.39(a)
First Amendment to Deed of Trust, dated October 13, 1998, by Leathers to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.39(a) to the Form 10-K/A).

4.40
Deed of Trust, dated as of June 20, 1996, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.38 to the Funding Corporation II Form S-4).

4.40(a)
First Amendment to Deed of Trust, dated October 13, 1998, by Del Ranch to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 4.40(a) to the Form 10-K/A).

4.41
Stock Pledge Agreement, Dated as of June 20, 1996, by CEOC, pledging the stock of Conejo, Niguel and San Felipe in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.39 to the Funding Corporation II Form S-4).

4.42
Stock Pledge Agreement, dated as of June 20, 1996, by VPC, pledging the stock of BNG in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.40 to the Funding Corporation II Form S-4).

4.43
Partnership Interest Pledge Agreement, dated as of June 20, 1996, by VPC and BNG, pledging the partnership interests in Vulcan in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.41 to the Funding Corporation II Form S-4).

4.44
Partnership Interest Pledge Agreement, dated as of June 20, 1996, by Magma, CEOC and each of Conejo, Niguel, San Felipe, respectively, pledging the partnership interests in Del Ranch, Elmore and Leathers, respectively, in favor of Chemical Trust Company of California for the benefit of the Secured Parties and the Funding Corporation (incorporated by reference to Exhibit 4.42 to the Funding Corporation II Form S-4).

4.45
Agreement regarding Security Documents, dated as of June 20, 1996, by and among the Initial Guarantors, Magma, SSPC, the Funding Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 4.45 to the Funding Corporation II Form S-4).

10.1(a)
Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 21, 1995, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1 to the Funding Corporation Form S-4) .

10.1(b)
First Amendment to Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixed Filing, dated as of June 20, 1996, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.2 to the Funding Corporation II Form S-4).

10.1(c)
Second Amendment to Salton Sea Deed of Trust, Assignment of Rents, Security Agreement and Fixed Filing, dated as of October 13, 1998, by SSBP, SSPG and Fish Lake to Chicago Title Company for the use and benefit of Chemical Trust Company of California (incorporated by reference to Exhibit 10.1(c) to the Form 10-K/A).

10.2
Collateral Assignment of Southern California Edison Company Agreements, dated as of July 21, 1995, by SSPG and Fish Lake in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.3 to the Funding Corporation Form S-4)

10.3
Contract for the Purchase and Sale of Electric Power from the Salton Sea Geothermal Facility, dated May 9, 1987 (the "Unit 1 Power Purchase Agreement"), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.4 to the Funding Corporation Form S-4).

10.4
Amendment No. 1 to the Unit 1 Power Purchase Agreement, dated as of March 30, 1993, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.5 to the Funding Corporation Form S-4).

10.5
Amendment No. 2 to Unit 1 Power Purchase Agreement, dated November 29, 1994, between Southern California Edison Company and SSPG (incorporated by reference to Exhibit 10.6 to the Funding Corporation Form S-4).

10.6
Contract for the Purchase and Sale of Electric Power, dated April 16, 1985 (the "Unit 2 Power Purchase Agreement"), between Southern California Edison Company and Westmoreland Geothermal Associates (incorporated by reference to Exhibit 10.7 to the Funding Corporation Form S-4).

10.7
Amendment No. 1 to Unit 2 Power Purchase Agreement, dated as of December 18, 1987, between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Funding Corporation Form S-4).

10.8
Power Purchase Contract, dated April 16, 1985 (the "Unit 3 Power Purchase Agreement"), between Southern California Edison Company and Union Oil Company of California (incorporated by reference to Exhibit 10.9 to the Funding Corporation Form S-4).

10.9
Power Purchase Contract (the "Unit 4 Power Purchase Agreement"), dated November 29, 1994, between Southern California Edison Company, SSPG and Fish Lake (incorporated by reference to Exhibit 10.10 to the Funding Corporation Form S-4).

10.10
Plant Connection Agreement (Unit 2), dated October 3, 1989, between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.11 to the Funding Corporation Form S-4).

10.11
Plant Connection Agreement, dated August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.12 to the Funding Corporation Form S-4).

10.12
Imperial Irrigation District Funding and Construction Agreements as amended (Units 2 and 3), dated as of June 29, 1987, among the Imperial Irrigation District, Earth Energy, Inc., Chevron Geothermal Company of California, Geo East Mesa No. 3, Inc., Magma Power Company, Desert Power Company, Geo East Mesa No. 2, Inc., Heber Geothermal Company, Ormesa Geothermal, Ormesa Geothermal II, Vulcan/BN Geothermal Power Company, Union Oil Company of California, Del Ranch L.P., Elmore L.P., Leathers L.P., Geo East Mesa Limited Partnership and Imperial Resource Recovery Associates, L.P. (incorporated by reference to Exhibit 10.13 to the Funding Corporation Form S-4).

10.13
Transmission Service Agreement, dated as of October 3, 1989 (Unit 2), between the Imperial Irrigation District and Earth Energy, Inc. (incorporated by reference to Exhibit 10.14 to the Funding Corporation Form S-4).

10.14
Transmission Service Agreement, dated as of August 2, 1988 (Unit 3), between the Imperial Irrigation District and Desert Power Company (incorporated by reference to Exhibit 10.15 to the Funding Corporation Form S-4).

10.15
Plant Connection Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.16 to the Funding Corporation Form S-4).

10.16	Letter Agreement, dated February 2, 1995, between Magma Power Company and the Imperial Irrigation District (incorporated by reference to Exhibit 10.17 to the Funding Corporation Form S-4).

10.17
Transmission Service Agreement (Unit 4), dated as of July 14, 1995, by and between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.18 to the Funding Corporation Form S-4).

10.18
Transmission Line Construction Agreement (Unit 4), dated July 14, 1995, between the Imperial Irrigation District, SSPG and Fish Lake (incorporated by reference to Exhibit 10.19 to the Funding Corporation Form S-4).

10.19	Funding Agreement, dated June 15, 1988 (Unit 2), between Southern California Edison Company and Earth Energy, Inc. (incorporated by reference to Exhibit 10.20 to the Funding Corporation Form S-4).

10.20
Second Amended and Restated Administrative Services Agreement, by and among CEOC, SSBP, SSPG and Fish Lake, dated as of July 15, 1995 (incorporated by reference to Exhibit 10.21 to the Funding Corporation Form S-4).

10.21
Second Amended and Restated Operating and Maintenance Agreement, dated as of July 15, 1995, by and among Magma Power Company, SSBP, SSPG and Fish Lake (incorporated by reference to Exhibit 10.22 to the Funding Corporation Form S-4).

10.22	Intentionally Omitted.

10.23
Collateral Assignment of Southern California Edison Company Agreements, dated as of June 20, 1996, by Vulcan, Elmore, Leathers and Del Ranch in favor of Chemical Trust Company of California (incorporated by reference to Exhibit 10.23 to the Funding Corporation II Form S-4).

10.24	Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Vulcan (incorporated by reference to Exhibit 10.24 to the Funding Corporation II Form S-4).

10.25
Amended and Restated Construction, Operating and Accounting Agreement, dated as of June 17, 1996, between VPC and Vulcan (incorporated by reference to Exhibit 10.25 to the Funding Corporation II  Form S-4).

10.26
Long Term Power Purchase Contract, dated March 1, 1984, as amended, between SCE and Vulcan, as successor to Magma Electric Company (incorporated by reference to Exhibit 10.26 to the Funding Corporation II Form S-4).

10.27	Transmission Service Agreement, dated December 1, 1988, between VPC and IID (incorporated by reference to Exhibit 10.27 to the Funding Corporation II Form S-4).

10.28	Plant Connection Agreement, dated as of December 1, 1988, between VPC and IID (incorporated by reference to Exhibit 10.28 to the Funding Corporation II Form S-4).

10.29	Amended and Restated Administrative Services Agreement, dated as of June 17, 1996 between CEOC and Elmore (incorporated by reference to Exhibit 10.29 to the Funding Corporation II Form S-4).

10.30	Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Elmore (incorporated by reference to Exhibit 10.30 to the Funding Corporation II Form S-4).

10.31
Long Term Power Purchase Contract, dated June 15, 1984, as amended, between SCE and Elmore, as successor to Magma Electric Company (incorporated by reference to Exhibit 10.31 to the Funding Corporation II Form S-4).

10.32	Transmission Service Agreement, dated as of August 2, 1988, as amended, between Elmore and IID (incorporated by reference to Exhibit 10.32 to the Funding Corporation II Form S-4).

10.33	Plant Connection Agreement, dated as of August 2, 1988, between Elmore and IID (incorporated by reference to Exhibit 10.33 to the Funding Corporation II Form S-4).

10.34	Amended and Restated Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Leathers (incorporated by reference to Exhibit 10.34 to the Funding Corporation II Form S-4).

10.35	Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Leathers (incorporated by reference to Exhibit 10.35 to the Funding Corporation II Form S-4).

10.36
Long Term Power Purchase Contract, dated August 16, 1985, as amended, between SCE and Leathers, as successor to Imperial Energy Corporation (incorporated by reference to Exhibit 10.36 to the Funding Corporation II Form S-4).

10.37	Transmission Service Agreement, dated as of October 3, 1989, as amended, between Leathers and IID (incorporated by reference to Exhibit 10.37 to the Funding Corporation II Form S-4).

10.38	Plant Connection Agreement, dated as of October 3, 1989, between Leathers and IID (incorporated by reference to Exhibit 10.38 to the Funding Corporation II Form S-4).

10.39	Amended and Restated Administrative Services Agreement, dated as of June 17, 1996, between CEOC and Del Ranch (incorporated by reference to Exhibit 10.39 to the Funding Corporation II Form S-4).

10.40	Amended and Restated Operating and Maintenance Agreement, dated as of June 17, 1996, between CEOC and Del Ranch (incorporated by reference to Exhibit 10.40 to the Funding Corporation II Form S-4).

10.41
Long Term Power Purchase Contract, dated February 22, 1984, as amended, between SCE and Del Ranch, as successor to Magma (incorporated by reference to Exhibit 10.41 to the Funding Corporation II Form S-4).

10.42	Transmission Service Agreement, dated as of August 2, 1988, as amended, between Del Ranch and IID (incorporated by reference to Exhibit 10.42 to the Funding Corporation II Form S-4).

10.43	Plant Connection Agreement, dated as of August 2, 1988, between Del Ranch and IID (incorporated by reference to Exhibit 10.43 to the Funding Corporation II Form S-4).

10.44	Funding Agreement, dated May 18, 1990, between SCE and Del Ranch (incorporated by reference to Exhibit 10.44 to the Funding Corporation II Form S-4).

10.45	Funding Agreement, dated May 18, 1990, between SCE and Elmore (incorporated by reference to Exhibit 10.45 to the Funding Corporation II Form S-4).

10.46	Funding Agreement, dated June 15, 1990, between SCE and Leathers (incorporated by reference to Exhibit 10.46 to the Funding Corporation II Form S-4).

10.47	Funding Agreement, dated May 18, 1990, between SCE and Leathers (incorporated by reference to Exhibit 10.47 to the Funding Corporation II Form S-4).

10.48	Funding Agreement, dated May 18, 1990, between SCE and Vulcan (incorporated by reference to Exhibit 10.48 to the Funding Corporation II Form S-4).

14.1
Salton Sea Funding Corporation - Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (incorporated by reference to Exhibit 14.1 to the Funding Corporation Form 10-K dated December 31, 2003).

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.